Form 10-Q
period 2007-09-30
Encore Energy Partners LP
filed 2007-11-05
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33676
ENCORE ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	20-8456807

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Main Street, Suite 1400, Fort Worth, Texas	76102

(Address of principal executive offices)	(Zip Code)
(817) 877-9955
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐    No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑
Number of common units outstanding as of October 31, 2007                                                                                                           24,187,679

ENCORE ENERGY PARTNERS LP
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and other materials filed with the Securities and Exchange Commission (“SEC”), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements as defined by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements give our current expectations or forecasts of future events. You can identify our forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Risk Factors” in our final prospectus filed pursuant to Rule 424(b)(4) with the SEC on September 12, 2007. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.
 i

ENCORE ENERGY PARTNERS LP
GLOSSARY OF CERTAIN TERMS
     The following are abbreviations and definitions of certain terms used in this Report. The definitions of proved developed reserves and proved reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-3) of Regulation S-X.
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Council of Petroleum Accountants Societies, or COPAS. A professional organization of oil and gas accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP or the Partnership. Encore Energy Partners LP, a Delaware limited partnership, together with its subsidiaries.

•	Gross Wells. The total number of wells in which we own a working interest.

•	IPO. Initial public offering of our common units, completed on September 17, 2007.

•	LIBOR. London Interbank Offered Rate.

•	MBbls. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet of natural gas.

•	Mcf/D. One Mcf per day.

•	MMBOE. One million BOE.

•	MMcf. One thousand Mcf.

•	Net Wells. Gross wells multiplied by the percentage of the working interest owned by us.

•	NYMEX. New York Mercantile Exchange.

•	Prospectus. The Partnership’s final prospectus dated September 11, 2007 (File No. 333-142847) and filed with the SEC on September 12, 2007.

•	Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

•	Proved Reserves. The estimated quantities of oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions.
 ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,114	$—
Accounts receivable:
Trade	11,821	2,428
Affiliate	833	—
Derivatives	2,712	—
Other	425	—

Total current assets	22,905	2,428

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	371,794	36,414
Accumulated depletion, depreciation, and amortization	(30,510)	(11,919)

	341,284	24,495

Intangibles, net	4,046	—
Derivatives	7,540	—
Debt issuance costs, net	1,538	—
Other	898	—

Total assets	$378,211	$26,923

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$230	$—
Affiliate	4,752	—
Accrued liabilities:
Lease operations expense	2,005	317
Development capital	98	—
Interest	189	—
Production, ad valorem, and severance taxes	4,202	463
Derivatives	187	—
Other	1,089	15

Total current liabilities	12,752	795

Derivatives	4,160	—
Future abandonment cost	6,895	287
Deferred taxes	122	122
Long-term debt	66,500	—

Total liabilities	90,429	1,204

Commitments and contingencies (see Note 10)

Partners’ equity:
Limited partners - 23,323,117 and 23,062,247 common units issued and outstanding, respectively, at September 30, 2007	286,350	—
General partner (2 percent interest)	1,432	—
Owner’s net equity	—	25,719

Total partners’ equity	287,782	25,719

Total liabilities and partners’ equity	$378,211	$26,923

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Oil	$18,110	$137	$38,579	$311
Natural gas	2,916	2,997	8,820	9,716
Marketing and other	2,134	—	6,986	—

Total revenues	23,160	3,134	54,385	10,027

Expenses:
Production:
Lease operations	4,392	404	9,343	1,197
Production, ad valorem, and severance taxes	2,571	304	5,857	942
Depletion, depreciation, and amortization	8,358	290	18,770	870
General and administrative	6,576	178	7,668	504
Marketing	1,300	—	5,655	—
Derivative fair value loss	2,989	—	9,486	—
Other operating	243	60	534	182

Total expenses	26,429	1,236	57,313	3,695

Operating income (loss)	(3,269)	1,898	(2,928)	6,332

Other income (expenses):
Interest	(4,829)	—	(11,273)	—
Other	47	—	74	—

Total other income (expenses)	(4,782)	—	(11,199)	—

Income (loss) before income taxes	(8,051)	1,898	(14,127)	6,332
Income tax provision	(15)	—	(54)	—

Net income (loss)	$(8,066)	$1,898	$(14,181)	$6,332

Net loss allocation (see Note 8):
Limited partners’ interest in net loss	$(7,597)		$(7,597)

General partner’s interest in net loss	$(159)		$(159)

Net loss per common unit:
Basic	$(0.33)		$(0.33)
Diluted	$(0.33)		$(0.33)

Weighted average common units outstanding:
Basic	23,062		23,062
Diluted	23,062		23,062
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands)
(unaudited)

	Owner’s			Total
	Net	Limited	General	Partners’
	Equity	Partners	Partner	Equity
Balance at December 31, 2006	$25,719	$—	$—	$25,719

Contributions by EAC in connection with acquisition of Elk Basin assets	103,062	—	—	103,062
Distributions	(3,784)	—	—	(3,784)
Net loss attributable to owner prior to IPO on September 17, 2007	(6,365)	—	—	(6,365)
Allocation of owner’s net equity	(91,956)	90,118	1,838	—
Contribution of Permian Basin assets by EAC	(26,676)	26,676	—	—
Issuance of common units to public in IPO	—	189,000	—	189,000
Underwriting and offering costs in conjunction with IPO	—	(17,416)	(364)	(17,780)
Net loss attributable to unitholders subsequent to IPO	—	(7,656)	(160)	(7,816)
Non-cash unit-based compensation	—	5,628	118	5,746

Balance at September 30, 2007	$—	$286,350	$1,432	$287,782

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(14,181)	$6,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	18,770	870
Non-cash unit-based compensation expense	5,746	—
Non-cash derivative fair value loss	10,337	—
Other	477	10
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(8,782)	2,015
Current derivatives	(571)	—
Other current assets	(425)	—
Long-term derivatives	(6,269)	—
Other assets	(836)	—
Accounts payable	4,982	—
Other current liabilities	5,063	(442)

Net cash provided by operating activities	14,311	8,785

Cash flows from investing activities:
Purchases of other property and equipment	(74)	—
Acquisition of oil and natural gas properties	(330,315)	—
Development of oil and natural gas properties	(2,660)	(419)

Net cash used in investing activities	(333,049)	(419)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	171,220	—
Proceeds from long-term debt, net of issuance costs	248,758	—
Payments on long-term debt	(184,000)	—
Contributions	93,658	—
Distributions	(3,784)	(8,366)

Net cash provided by (used in) financing activities	325,852	(8,366)

Increase in cash and cash equivalents	7,114	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$7,114	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Formation of the Partnership and Description of Business
     Encore Energy Partners LP (the “Partnership” or “ENP”) was formed on February 13, 2007 by Encore Acquisition Company (“EAC”) to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Also in February 2007, Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and wholly owned subsidiary of EAC, was formed to serve as the general partner of ENP, and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of the Partnership, was formed to own and operate ENP’s properties.
     The Partnership’s properties consist of oil and natural gas properties and related assets in the Elk Basin of Wyoming and Montana (the “Elk Basin Assets”), which the Partnership acquired in March 2007 from certain subsidiaries of Anadarko Petroleum Corporation (“Anadarko”), and oil and natural gas properties and related assets in the Permian Basin of West Texas (the “Permian Basin Assets”), which EAC contributed to the Partnership upon completion of the Partnership’s IPO. See “Note 3. Acquisition” for additional discussion of the acquisition of the Elk Basin Assets. Prior to the closing of the IPO, EAC owned all the general and limited partner interests in the Partnership, with the exception of management incentive units owned by certain executive officers of the General Partner. See “Note 9. Unit-Based Compensation Plans” for additional discussion of the management incentive units.
Initial Public Offering and Concurrent Transactions
     On September 17, 2007, the Partnership completed its IPO of 9,000,000 common units, representing a 37.4 percent limited partner interest, at a price to the public of $21.00 per unit. The net proceeds of $171.2 million, after deducting the underwriters’ discount and a structuring fee of $13.2 million, in the aggregate, and estimated offering expenses of $4.6 million, were used to repay in full the $126.4 million of outstanding indebtedness under the Partnership’s subordinated credit agreement and $43.5 million of outstanding borrowings under OLLC’s revolving credit facility. See “Note 7. Debt” for additional discussion of the Partnership’s long-term debt.
     On October 11, 2007, the underwriters exercised their over-allotment option to purchase an additional 1,148,400 common units, which closed on October 16, 2007. The net proceeds of $22.4 million, after deducting the underwriters’ discount and a structuring fee of $1.7 million, in the aggregate, will be used to repay outstanding borrowings under OLLC’s revolving credit facility. After completion of the IPO in September 2007 and the underwriters’ over-allotment exercise in October 2007, public unitholders have a limited partner interest of approximately 40.2 percent.
     At the closing of the IPO on September 17, 2007, the following transactions were completed:
(a)	The Partnership entered into a contribution, conveyance and assumption agreement (the “Contribution Agreement”) with the General Partner, OLLC, EAC, Encore Operating, L.P. (“Encore Operating”), a wholly owned subsidiary of EAC, and Encore Partners LP Holdings LLC. The following transactions, among others, occurred pursuant to the Contribution Agreement:
•	Encore Operating transferred the Permian Basin Assets to the Partnership in exchange for 4,043,478 common units; and

•	EAC agreed to indemnify the Partnership for certain environmental liabilities, tax liabilities, and title defects, as well as defects relating to retained assets and liabilities, occurring or existing before the closing.
These transfers and distributions were made in a series of steps outlined in the Contribution Agreement. In connection with the issuance of the common units by the Partnership in exchange for the Permian Basin Assets, the IPO, and the exercise of the underwriters’ option to purchase additional common units, the General Partner exchanged a certain number of common units for general partner units to enable it to maintain its 2 percent general partner interest.

(b)	The Partnership entered into an amended and restated administrative services agreement (the “Administrative Services Agreement”) with the General Partner, OLLC, Encore Operating, and EAC. Encore Operating performs administrative services for the Partnership, such as accounting, corporate development, finance, land, legal, and

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
engineering. In addition, Encore Operating provides all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by the Partnership. Encore Operating receives an administrative fee of $1.75 per BOE of the Partnership’s production for such services and reimbursement of actual third-party expenses incurred on the Partnership’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.

The Partnership reimburses EAC for any additional state income, franchise, or similar tax paid by EAC resulting from the inclusion of the Partnership (and its subsidiaries) in a combined state income, franchise, or similar tax report with EAC as required by applicable law. The amount of any such reimbursement is limited to the tax that the Partnership (and its subsidiaries) would have paid had it not been included in a combined group with EAC. See “Note 11. Related Party Transactions” for additional discussion regarding the Administrative Services Agreement.

(c)	The Encore Energy Partners GP LLC Long-Term Incentive Plan applies to employees, consultants, and directors of Encore Operating, the General Partner, and any of their affiliates who perform services for the Partnership. See “Note 9. Unit-Based Compensation Plans” for additional discussion regarding this plan.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
     The Partnership’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, its financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     The Permian Basin Assets are considered the predecessor to the Partnership (the “Predecessor”) and the historical results of operations of the Partnership include the results of operations of the Permian Basin Assets for all periods presented. The results of operations of the Elk Basin Assets have been included with those of the Partnership from the date of acquisition on March 7, 2007. The Partnership and the Permian Basin Assets were wholly owned by EAC prior to the closing of the IPO, with the exception of management incentive units owned by certain executive officers of the General Partner. The financial information and related notes that pertain to periods prior to the IPO reflect the assets, liabilities, and operations of the Permian Basin Assets and the Elk Basin Assets. The contribution of the Permian Basin Assets by EAC was accounted for as a transaction between entities under common control. Therefore, the assets were recorded on the Partnership’s balance sheet at EAC’s historical basis.
     Certain amounts and disclosures have been condensed and omitted from these interim financial statements pursuant to the rules and regulations of the SEC. Therefore, these interim financial statements should be read in conjunction with the Predecessor’s audited carve out financial statements and related notes thereto included in the Prospectus.
Summary of Significant Accounting Policies
     The Partnership’s significant accounting policies are consistent with those discussed in the audited carve out financial statements of the Predecessor included in the Prospectus. The information below provides an update to those policies.
Cash and Cash Equivalents
     Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less.
     Prior to the formation of the Partnership, EAC provided cash as needed to support the operations of the Permian Basin Assets and collected cash from sales of production from the Permian Basin Assets. Consequently, the Consolidated Balance Sheet as of December 31, 2006 does not include any cash balances. Net cash paid to EAC is reflected as “Distributions” on the accompanying Consolidated Statement of Partners’ Equity prior to February 2007.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Intangible Assets
     The Partnership accounts for intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Intangible assets with definite useful lives are amortized over their estimated useful lives.
     In connection with the Partnership’s acquisition of the Elk Basin Assets, the Partnership acquired a contract to purchase natural gas at a below-market price for use as field fuel. The fair value of this contract is shown as “Intangibles” on the accompanying Consolidated Balance Sheet as of September 30, 2007. The value of this contract is amortized over its estimated life of approximately 14 years. As of September 30, 2007, the gross carrying amount of the contract was $4.2 million, and accumulated amortization was $0.2 million. For the three and nine months ended September 30, 2007, the Partnership recorded $0.2 million amortization expense related to this contract. For each of the next five years, the Partnership expects amortization expense to be approximately $0.3 million per year.
Derivatives
     ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with the Partnership’s oil and natural gas production. These arrangements are structured to reduce the Partnership’s exposure to commodity price decreases, but they can also limit the benefit the Partnership might otherwise receive from commodity price increases. ENP’s risk management activity is generally accomplished through over-the-counter forward derivative or option contracts with large financial institutions.
     The Partnership applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments (“SFAS 133”). SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. The Partnership has elected to not designate its current portfolio of derivatives as hedges and records mark-to-market gains or losses each quarter to “Derivative fair value loss” in the accompanying Consolidated Statements of Operations.
Shipping Costs
     Shipping costs of the Partnership’s production in the form of pipeline fees and trucking costs paid to third parts are incurred to transport oil and natural gas production from certain properties to a different market location for ultimate sale. These costs are included in “Other operating expense” and “Marketing expense”, as applicable, in the accompanying Consolidated Statements of Operations.
Income Taxes
     ENP is treated as a partnership for federal and state income tax purposes with each partner being separately taxed on its share of the Partnership’s taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, a Texas franchise tax reform measure was signed into law in May 2006, which caused the Texas franchise tax to be applicable to numerous types of entities that previously were not subject to the tax. In 2006, a deferred tax liability and related income tax expense was recognized for the expected future tax effect of the Texas margin tax due to the difference between the book and tax basis of the Permian Basin Assets. For the three and nine months ended September 30, 2007, current tax expense has been recorded in the accompanying Consolidated Statements of Operations for the Texas margin tax.
     On January 1, 2007, ENP adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on ENP’s financial condition, results of operations, or cash flows. Any interest assessed by the taxing authorities would be included in “Interest expense” and penalties related to income taxes would be included in “Other expense” on the accompanying Consolidated Statements of Operations. ENP has not recognized any interest or penalties for the three or nine months ended September 30, 2007.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Unit-Based Compensation
     The Partnership has outstanding management incentive units that were granted to certain executive officers of the General Partner in May 2007. The Partnership accounts for unit-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of compensation expense, over the requisite service period, in an amount equal to the fair value of unit-based payments granted. See “Note 9. Unit-Based Compensation Plans” for additional discussion of unit-based compensation.
Allocation of Net Income (Loss)
     The Partnership’s net income (loss) is allocated to partner equity accounts in accordance with the provisions of the partnership agreement.
     For purposes of calculating earnings per unit, the Partnership allocates net income (loss) to its limited partners and participating securities, including general partner units, each quarter under the provisions of Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128.” (“EITF 03-6”).
Earnings Per Unit
     The Partnership calculates net income (loss) per common unit in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under the two-class method of calculating earnings per unit as prescribed by SFAS 128, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that may participate in undistributed earnings with common units. For purposes of calculating earnings per unit, the general partner units and management incentive units are participating securities. Net income (loss) per common unit is calculated by dividing the limited partners’ interests in net income (loss), after deducting the interests of participating securities, by the weighted average number of common units outstanding. See “Note 8. Earnings Per Common Unit” for additional discussion.
     For periods prior to the IPO, the Partnership was wholly owned by EAC, other than management incentive units owned by certain executive officers of the General Partner. Accordingly, earnings per unit is not presented for those periods.
Use of Estimates
     Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimations and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses. Certain amounts in the accompanying consolidated financial statements have been allocated in a way that management believes is reasonable and consistent in order to depict the historical financial position, results of operations, and cash flows of the Partnership as if it were a stand-alone entity. Actual results could differ materially from those estimates.
     Estimates made in preparing these consolidated financial statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion, depreciation, and amortization (“DD&A”) expense and oil and natural gas revenues; the estimated future cash flows and fair value of properties used in determining the need for any impairment; operating costs accrued; prices for revenues accrued; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)
     In September 2006, the FASB issued SFAS 157. SFAS 157 standardizes the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership does

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
not expect the adoption of SFAS 157 to have a material impact on its results of operations or financial condition.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”)
     In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 allows entities to measure eligible items at fair value at specified election dates, with resulting changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Partnership does not expect the adoption of SFAS 159 to have a material impact on its results of operations or financial condition.
FASB Staff Position (“FSP”) on FASB Interpretation (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”)
     In April 2007, the FASB issued FSP FIN 39-1. FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect the adoption of FSP FIN 39-1 to have a material impact on its results of operations or financial condition.
Note 3. Acquisition
     On January 16, 2007, EAC entered into a purchase and sale agreement with certain subsidiaries of Anadarko to acquire oil and natural gas properties and related assets in the Big Horn Basin of Wyoming and Montana, which included the Elk Basin Assets. Prior to closing, EAC assigned the rights and duties under the purchase and sale agreement relating to the Elk Basin Assets to OLLC. The closing of the acquisition occurred on March 7, 2007 after which the operations of the Elk Basin Assets have been included with those of the Partnership. At closing, OLLC paid the sellers approximately $328.4 million for the Elk Basin Assets. In August 2007, EAC received customary post-closing adjustments related to the Big Horn Basin acquisition, which resulted in an additional $0.8 million purchase price for the Elk Basin Assets, which was allocated to ENP.
     Based on currently available information, the calculation of the total purchase price and the estimated allocation to the fair value of the assets acquired and liabilities assumed from Anadarko are as follows as of September 30, 2007 (in thousands):

Calculation of total purchase price:
Cash paid to Anadarko	$329,205
Estimated transaction costs	1,110

Total purchase price	$330,315

Allocation of purchase price to the fair value of net assets acquired:
Proved properties, including wells and related equipment	$332,570
Intangibles	4,225
Accounts receivable	1,444

Total assets acquired	338,239

Accrued liabilities	(1,141)
Future abandonment cost	(6,783)

Total liabilities assumed	(7,924)

Fair value of net assets acquired	$330,315

     The properties and equipment amount in the above purchase price allocation includes the fair value of proved leasehold costs, lease and well equipment (including flue gas reinjection facilities used to maintain reservoir pressure by compressing and reinjecting the gas produced), and an oil pipeline and natural gas pipeline used primarily to transport production from the acquired fields. Natural gas liquids are produced as a byproduct of the flue gas tertiary recovery project and are sold at market prices. The revenues generated by these hydrocarbon liquids are included in “Oil revenues” in the accompanying Consolidated Statements of Operations. Third party revenues and expenses related to the pipelines are included in “Marketing and other

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
revenues” and “Marketing expense”, respectively, in the accompanying Consolidated Statements of Operations.
     The Partnership financed the acquisition of the Elk Basin Assets through a $93.7 million contribution from EAC (through its subsidiaries) and borrowings under its long-term debt agreements. See “Note 7. Debt” for additional discussion of the Partnership’s long-term debt.
     As of December 31, 2006, estimated total proved reserves associated with the Elk Basin Assets were 15,091 MBOE, 96 percent of which were oil and 88 percent of which were proved developed.
     The following unaudited pro forma condensed financial data for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006 was derived from the historical financial statements of the Partnership and from the accounting records of Anadarko to give effect to the acquisition of the Elk Basin Assets as if it had occurred on January 1, 2006. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the acquisition of the Elk Basin Assets taken place as of the dates indicated and are not intended to be a projection of future results.

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2007	2006
	(in thousands, except per unit amounts)
Pro forma total revenues	$23,764	$68,546	$62,316

Pro forma net income (loss)	$1,939	$(16,287)	$(2,355)

Pro forma net loss per common unit:
Basic		$(0.33)
Diluted		$(0.33)
     During the three and nine months ended September 30, 2006, the Partnership was wholly owned by EAC. Accordingly, earnings per unit has not been calculated for those periods.
Note 4. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties” include leasehold costs and wells and related equipment, both completed and in process, and consisted of the following as of the dates indicated:

	September 30,	December 31,
	2007	2006
	(in thousands)
Proved leasehold costs	$288,410	$18,261
Wells and related equipment — Completed	83,384	17,587
Wells and related equipment — In process	—	566

Total proved properties	$371,794	$36,414

Note 5. Derivative Financial Instruments
     In connection with the acquisition of the Elk Basin Assets, EAC purchased floor contracts for 2,500 Bbl/D of production at $65.00 per Bbl for April 2007 through December 2008 that were all later contributed to the Partnership at their fair market value on the date of transfer of $9.4 million. In addition to these contributed derivatives, the Partnership has purchased additional derivative financial instruments as part of its risk management strategy.
     The following tables summarize the Partnership’s open commodity derivative instruments as of September 30, 2007:

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Oil Derivative Instruments

		Weighted		Weighted		Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset (Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(in thousands)
Oct. — Dec. 2007	2,500	$65.00	—	$—	—	$—	$32
Jan. — Dec. 2008	2,500	65.00	—	—	—	—	1,788
Jan. — Dec. 2009	1,250	63.40	—	—	1,000	68.70	(65)
Jan. — Dec. 2010	2,000	65.00	1,000	77.23	—	—	1,496

							$3,251

Natural Gas Derivative Instruments

		Weighted		Weighted
	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Fair Market
Period	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Oct. — Dec. 2007	4,000	$7.70	2,000	$9.85	$458
Jan. — Dec. 2008	4,000	7.70	2,000	9.85	1,204
Jan. — Dec. 2009	4,000	7.70	2,000	9.85	992

					$2,654

     As a result of derivative transactions for oil and natural gas, the Partnership recognized derivative fair value losses related to changes in the market value of commodity derivatives and settlements on derivative contracts for the three and nine months ended September 30, 2007. The Predecessor did not have any commodity derivative contracts; therefore, no derivative fair value gains or losses are reported for the three and nine months ended September 30, 2006. The following table summarizes the components of derivative fair value loss for the three and nine months ended September 30, 2007:

	Three months ended	Nine months ended
	September 30,	September 30,
	2007	2007
	(in thousands)
Mark-to-market loss on commodity contracts	$1,543	$5,761
Premium amortization	2,111	4,576
Settlements on commodity contracts	(665)	(851)

Total derivative fair value loss	$2,989	$9,486

Note 6. Asset Retirement Obligations
     The Partnership’s primary asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The Partnership does not include a market risk premium in its risk estimates because a reliable estimate cannot be determined. The following table summarizes the changes in the Partnership’s future abandonment liability, the long-term portion of which is recorded in “Future abandonment cost” on the accompanying Consolidated Balance Sheet, for the nine months ended September 30, 2007 (in thousands):

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Future abandonment liability at January 1, 2007	$296
Wells drilled	12
Accretion of discount	245
Plugging and abandonment costs incurred	(103)
Revision of estimates	3
Liability assumed in Elk Basin acquisition	6,783

Future abandonment liability at September 30, 2007	$7,236

Note 7. Debt
Revolving Credit Facility
     In conjunction with the closing of the acquisition of the Elk Basin Assets on March 7, 2007, OLLC entered into a five-year credit agreement (the “OLLC Credit Agreement”) with a bank syndicate comprised of Bank of America, N.A. and other lenders. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base. The initial borrowing base was $115 million, with an overadvance feature that provided OLLC the option of borrowing up to $10 million in excess of the borrowing base for a certain period of time following the effective date of the OLLC Credit Agreement. The borrowing base is redetermined semi-annually and upon requested special redeterminations. OLLC requested a redetermination of the borrowing base to account for the Permian Basin Assets that were contributed to the Partnership by Encore Operating at the closing of the IPO. Upon completion of the IPO and the contribution of the Permian Basin Assets to the Partnership, the borrowing base was increased to $145 million and the overadvance feature expired. At September 30, 2007, the borrowing base was $145 million.
     The OLLC Credit Agreement matures on March 7, 2012. OLLC’s obligations under the OLLC Credit Agreement are secured by a first-priority security interest in OLLC’s and its restricted subsidiaries’ proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, OLLC’s obligations under the OLLC Credit Agreement are guaranteed by the Partnership and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to EAC and its restricted subsidiaries.
     Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (i) the total amount outstanding in relation to the borrowing base and (ii) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.000%	0.000%
Greater than or equal to .50 to 1 but less than .75 to 1	1.250%	0.000%
Greater than or equal to .75 to 1 but less than .90 to 1	1.500%	0.250%
Greater than or equal to .90 to 1	1.750%	0.500%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by the Partnership) is the rate per year equal to LIBOR, as published by Reuters or another source designated by Bank of America, N.A., for deposits in dollars for a similar interest period. The “base rate” is calculated as the higher of (i) the annual rate of interest announced by Bank of America, N.A. as its “prime rate” and (ii) the federal funds effective rate plus 0.5 percent.
     On August 22, 2007, OLLC entered into an amendment to the OLLC Credit Agreement to modify certain financial covenants. The amendment did not impact any other provisions in the OLLC Credit Agreement. The covenants, as amended, are shown below.
     As of September 30, 2007, the aggregate principal amount of loans outstanding under the OLLC Credit Agreement was $66.5 million and there were no outstanding letters of credit. Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)
The OLLC Credit Agreement contains covenants that include, among others:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on the assets of the Partnership, OLLC and its restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0;

•	a requirement that OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to the sum of consolidated net interest expense plus letter of credit fees of not less than 1.5 to 1.0;

•	a requirement that OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to consolidated senior interest expense of not less than 2.5 to 1.0; and

•	a requirement that OLLC maintain a ratio of consolidated funded debt (excluding certain related party debt) to consolidated adjusted EBITDA (as defined in the OLLC Credit Agreement) of not more than 3.5 to 1.0.
     The OLLC Credit Agreement contains customary events of default. If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable. At September 30, 2007, OLLC was in compliance with all debt covenants under the OLLC Credit Agreement, as amended.
     OLLC incurs a commitment fee on the unused portion of the OLLC Credit Agreement determined based on the ratio of amounts outstanding under the OLLC Credit Agreement to the borrowing base in effect on such date. The following table summarizes the calculation of the commitment fee under the OLLC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .50 to 1	0.250%
Greater than or equal to .50 to 1 but less than .75 to 1	0.300%
Greater than or equal to .75 to 1 but less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.375%
Subordinated Credit Agreement
     On March 7, 2007, OLLC entered into a six-year subordinated credit agreement with EAP Operating, Inc., an indirect wholly owned subsidiary of EAC. Pursuant to the subordinated credit agreement, a single subordinated term loan was made on March 7, 2007 to the Partnership in the aggregate amount of $120 million. The total outstanding balance of $126.4 million was repaid using a portion of the net proceeds from the IPO.
Note 8. Earnings Per Common Unit (“EPU”)
     The Partnership calculates EPU in accordance with SFAS 128. Under the two-class method of calculating EPU as prescribed by SFAS 128, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that may participate in undistributed earnings with common units. For purposes of calculating EPU, the general partner units and management incentive units are participating securities. For the three and nine months ended September 30, 2007, EPU is calculated based on the net loss for the period from the closing of the IPO on September 17, 2007 through September 30, 2007.
     For the three and nine months ended September 30, 2007, EPU is calculated by dividing the limited partners’ interest in net loss, after deducting the interests of participating securities, and deducting the net loss prior to IPO, by the weighted average number of common units outstanding. For periods prior to the IPO, the Partnership was wholly owned by

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)
EAC, other than management incentive units owned by certain executive officers of the General Partner. Accordingly, EPU is not presented for those periods.
     The following table presents the allocation of net loss to the limited partners for the period subsequent to the IPO and reflects EPU computations for the three and nine months ended September 30, 2007:

	Three months ended	Nine months ended
	September 30,	September 30,
	2007	2007
	(in thousands, except per unit data)
Net loss	$(8,066)	$(14,181)
Less: Net loss prior to IPO	(250)	(6,365)

Net loss attributable to unitholders subsequent to IPO	$(7,816)	$(7,816)

Numerator:
Net loss attributable to unitholders subsequent to IPO	$(7,816)	$(7,816)
Less: Net loss allocation to participating securities	(219)	(219)

Net loss available to limited partners	$(7,597)	$(7,597)

Denominator:
Denominator for basic EPU:
Weighted average common units outstanding	23,062	23,062
Effect of dilutive management incentive units (a)	—	—

Denominator for diluted EPU	23,062	23,062

Net loss per common unit:
Basic	$(0.33)	$(0.33)
Diluted	$(0.33)	$(0.33)

(a)	Management incentive units representing 550,000 common units and the underwriters’ over-allotment option to purchase an additional 1,350,000 common units were outstanding at September 30, 2007 but not included in the above calculation of diluted EPU for the three and nine months ended September 30, 2007 because their effect would have been antidilutive.
Note 9. Unit-Based Compensation Plans
Management Incentive Units
     In May 2007, the board of directors of the General Partner issued 550,000 management incentive units to the executive officers of the General Partner. A management incentive unit is a limited partner interest in the Partnership that entitles the holder to an initial quarterly distribution of $0.35 (or $1.40 on an annualized basis) to the extent paid to the Partnership’s common unitholders and to increasing distributions upon the achievement of 10 percent compounding increases in the Partnership’s distribution rate to common unitholders. A management incentive unit is also convertible into common units upon the occurrence of certain events. The management incentive units are subject to a maximum limit on the aggregate number of common units issuable to, and the aggregate distributions payable to, holders of management incentive units as follows:
•	the holders of management incentive units are not entitled to receive, in the aggregate, common units upon conversion of the management incentive units that exceed a maximum limit of 5.1 percent of all the Partnership’s then-outstanding units; and

•	the holders of management incentive units are not entitled to receive, in the aggregate, distributions of the Partnership’s available cash in an amount that exceeds a maximum limit of 5.1 percent of all such distributions to all unitholders at the time of any such distribution.
     The holders of management incentive units do not have any voting rights with respect to the unit.
     The management incentive units vest in three equal installments. The first installment vested upon the closing of the IPO, and the subsequent vesting will occur on the first and second anniversary of such closing date. Upon completion of the IPO, the

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)
Partnership recognized total compensation expense of $5.7 million for the management incentive units, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007. As of September 30, 2007, ENP had $5.8 million of total unrecognized compensation cost related to unvested, outstanding management incentive units, which is expected to be recognized over a weighted average period of 1.5 years. For the fourth quarter 2007 through the third quarter of 2008, the expense will be approximately $1.1 million per quarter, and for the fourth quarter 2008 through the third quarter of 2009, the expense will be approximately $0.4 million per quarter. There have been no additional issuances or forfeitures of management incentive units since the initial issuance.
Long-Term Incentive Plan
     As discussed in “Note 1. Formation of the Partnership and Description of Business”, in connection with the IPO, the board of directors of the General Partner adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “Plan”) for employees, consultants, and directors of Encore Operating, the General Partner, and any of their affiliates who perform services for the Partnership. The Plan provides for the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. An aggregate of 1,150,000 common units may be delivered pursuant to awards under the Plan. The Plan will be administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator.
     As of September 30, 2007, no awards had been granted under the Plan.
Note 10. Commitments and Contingencies
     From time to time, the Partnership is a party to various legal proceedings in the ordinary course of business. The Partnership is not currently a party to any litigation or pending claims that it believes would have a material adverse effect its business, financial condition, results of operations, or liquidity.
     Additionally, the Partnership has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, and derivative contracts as discussed more fully in the notes above. See the contractual obligations table included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for contractual obligations as of September 30, 2007.
Note 11. Related Party Transactions
     The Partnership does not have any employees. The employees supporting the operations of the Partnership are employees of Encore Operating. As discussed in “Note 1. Formation of the Partnership and Description of Business”, at the closing of the IPO, the Partnership entered into the Administrative Services Agreement with Encore Operating, pursuant to which Encore Operating performs administrative services for the Partnership. Under the Administrative Services Agreement, Encore Operating receives an administrative fee of $1.75 per BOE of the Partnership’s production for such services and reimbursement for actual third-party expenses incurred on the Partnership’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on the Partnership’s behalf. The Partnership also pays its share of expenses that are directly chargeable to wells under joint operating agreements. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well. Encore Operating is not liable to the Partnership for its performance of, or failure to perform, services under the Administrative Services Agreement unless its acts or omissions constitute gross negligence or willful misconduct. During the three and nine months ended September 30, 2007, the Partnership paid $0.3 million and $1.5 million, respectively, to Encore Operating for administrative fees under the Administrative Services Agreement (including payment of any COPAS recovery) and $9.6 million and $16.7 million, respectively, for reimbursement of actual third-party expenses incurred on the Partnership’s behalf. As of September 30, 2007, the Partnership had a payable to EAC of $4.8 million for services provided by Encore Operating, which is reflected in “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheet. There was not a related party payable balance as of December 31, 2006.
     Prior to the contribution of the Permian Basin Assets to the Partnership in September 2007, the Permian Basin Assets were wholly owned by EAC and these properties were not a separate legal entity. In addition to employee payroll-related expenses, EAC incurred general and administrative (“G&A”) expenses related to leasing office space and other corporate overhead expenses during the period the Permian Basin Assets were wholly owned by EAC. A portion of the consolidated G&A expenses reported for EAC were allocated to the Predecessor and included in the accompanying Consolidated Statements of Operations

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)
based on the respective percentage of BOE produced by the Predecessor in relation to the total BOE produced by EAC on a consolidated basis.
     EAC (through its subsidiaries) contributed $93.7 million to the Partnership in March 2007. These proceeds were used by the Partnership, along with proceeds from the borrowings under the Partnership’s long-term debt agreements, to purchase the Elk Basin Assets. Additionally, EAC (through its subsidiaries) made a non-cash contribution in March 2007 of derivative oil put contracts representing 2,500 Bbls/D of production at $65.00 per Bbl for the period of April 2007 through December 2008. At the date of transfer, the derivative contracts had a fair value of $9.4 million.
     As discussed in “Note 7. Debt” of these consolidated financial statements, the Partnership used a portion of the net proceeds from the IPO to repay in full the subordinated credit agreement held by a related party of the Partnership.
Note 12. Partners’ Equity and Distributions
     ENP’s partnership agreement requires that, within 45 days after the end of each quarter, it distribute all of its available cash (as defined in the partnership agreement) to its unitholders. Distributions are not cumulative, and the Partnership does not have a legal obligation to pay distributions at the initial distribution rate or at any other rate except as provided in the partnership agreement. The Partnership distributes 98 percent of its available cash to its unitholders, pro rata, and 2 percent of its available cash to the General Partner. In distributing available cash, the Partnership assumes that the holders of management incentive units own the equivalent number of common units into which such units are convertible on the date of distribution, provided that distributions payable to the holders of management incentive units are subject to a maximum limit equal to 5.1 percent of all distributions to the Partnership’s unitholders at the time of any such distribution. If the 5.1 percent maximum limit on aggregate distributions to the holders of management incentive units is reached, then any available cash that would have been distributed to such holders will be available for distribution to unitholders. See “Note 9. Unit-Based Compensation Plans” for additional discussion of the management incentive units.
     No distributions were paid during the three and nine month periods ended September 30, 2007 and 2006.
Note 13. Subsequent Events
     On October 11, 2007, the underwriters exercised their over-allotment option to purchase an additional 1,148,400 common units, which closed on October 16, 2007. The net proceeds of $22.4 million, after deducting the underwriters’ discount and a structuring fee of $1.7 million, in the aggregate, will be used to repay outstanding borrowings under OLLC’s revolving credit facility.
     On October 29, 2007, the board of directors of the General Partner issued 20,000 phantom units to directors of the General Partner pursuant to the Encore Energy Partners GP LLC Long-Term Incentive Plan. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. The phantom units vest in four equal installments beginning on the first anniversary of the date of grant. The holders of phantom units are also entitled to receive distribution equivalent rights prior to vesting, which entitle the grantee to receive cash equal to the amount of any cash distributions made by the Partnership with respect to a common unit during the period the right is outstanding.
     On October 29, 2007, the Partnership declared a distribution for the third quarter of 2007 to unitholders of record as of the close of business on November 8, 2007. The $1.3 million total cash distribution will be paid on November 14, 2007 to unitholders at a rate of $0.053 per unit. The prorated quarterly distribution of $0.053 per unit is based on an initial quarterly distribution of $0.35 per unit, prorated for the period from and including September 17, 2007 (the closing date of the IPO) through September 30, 2007.

ENCORE ENERGY PARTNERS LP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results may differ materially from those discussed in our forward-looking statements due to many factors, including, but not limited to, those set forth under “Risk Factors” in our Prospectus. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report and the audited carve out financial statements of our Predecessor included in our Prospectus.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following will be discussed and analyzed:
•	Overview of Business

•	Results of Operations

— Comparison of Quarter Ended September 30, 2007 to Quarter Ended September 30, 2006

— Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
•	Capital Resources

•	Capital Commitments and Contingencies

•	Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
Overview of Business
     We are a growth-oriented Delaware limited partnership formed on February 13, 2007 by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, increase our quarterly cash distributions. Our assets consist primarily of producing and non-producing oil and natural gas properties in the Elk Basin of Wyoming and Montana and the Permian Basin of West Texas.
     On September 17, 2007, we completed our IPO of 9,000,000 common units, representing a 37.4 percent limited partner interest in us, at a price to the public of $21.00 per unit. The net proceeds of $171.2 million, after deducting the underwriters’ discount and a structuring fee of $13.2 million, in the aggregate, and estimated offering expenses of $4.6 million, were used to repay in full the $126.4 million of outstanding indebtedness under our subordinated credit agreement and $43.5 million of outstanding borrowings under our revolving credit facility. On October 11, 2007, the underwriters exercised their option to purchase an additional 1,148,400 common units. The net proceeds of $22.4 million, after deducting the underwriters’ discount and a structuring fee of $1.7 million, in the aggregate, will be used to repay outstanding borrowings under our revolving credit facility. After completion of our IPO in September 2007 and the underwriters’ over-allotment exercise in October 2007, public unitholders have a limited partner interest of approximately 40.2 percent.
     From our date of formation to the completion of the IPO, our properties consisted of the Elk Basin Assets, which were purchased in March 2007 from certain subsidiaries of Anadarko. Upon completion of the IPO, EAC contributed the Permian Basin Assets to us. The Permian Basin Assets are considered our Predecessor and our historical results of operations include the results of operations of the Permian Basin Assets for all periods presented. Our results of operations include those of the Elk Basin Assets from the date of acquisition. These results are not indicative of our future results. As a result of the IPO and the transactions entered into in conjunction therewith, our future results could differ materially from our historical results. These factors are discussed in the analysis below.
Results of Operations
Comparison of Quarter Ended September 30, 2007 to Quarter Ended September 30, 2006
     Oil and natural gas revenues and production. The following table illustrates the primary components of our oil and natural gas revenues for the three months ended September 30, 2007 and 2006, as well as each quarter’s respective oil and natural gas production volumes:

ENCORE ENERGY PARTNERS LP

	Three months ended September 30,		Increase /
	2007	2006	(Decrease)
Revenues (in thousands):
Oil	$18,110	$137	$17,973
Natural gas	2,916	2,997	(81)

Total combined oil and natural gas revenues	$21,026	$3,134	$17,892

Average realized prices:
Oil ($/Bbl)	$56.79	$63.30	$(6.51)
Natural gas ($/Mcf)	$5.43	$6.63	$(1.20)
Combined ($/BOE)	$51.48	$40.43	$11.05

Total production volumes:
Oil (MBbls)	319	2	317
Natural gas (MMcf)	537	452	85
Combined (MBOE)	408	78	330

Average daily production volumes:
Oil (Bbls/D)	3,467	24	3,443
Natural gas (Mcf/D)	5,837	4,915	922
Combined (BOE/D)	4,439	843	3,596

Average NYMEX prices:
Oil (per Bbl)	$75.21	$70.62	$4.59
Natural gas (per Mcf)	$6.16	$6.58	$(0.42)
     Oil revenues increased $18.0 million from $0.1 million in the third quarter of 2006 to $18.1 million in the third quarter of 2007. The increase is primarily due to an increase in oil production volumes of 317 MBbls, which contributed approximately $20.1 million in additional oil revenues, partially offset by lower average realized oil prices, which reduced oil revenues by approximately $2.1 million. The increase in oil production volumes is primarily the result of our acquisition of the Elk Basin Assets in March 2007. Despite higher average NYMEX crude oil prices in the third quarter 2007 compared to the third quarter 2006, our average realized oil price decreased $6.51 per Bbl in the third quarter of 2007 compared to the same period of 2006 as a result of the wider differentials for oil production from our Elk Basin Assets as compared to the oil differentials from the Permian Basin Assets for the three months ended September 30, 2006. For the three months ended September 30, 2007, approximately 99 percent of our oil production was from our Elk Basin Assets, which sells at a higher discount to NYMEX due to its location to markets in the Rocky Mountains as well as the quality of the crude oil, which is a heavy sour crude.
     Natural gas revenues decreased $0.1 million from $3.0 million in the third quarter of 2006 to $2.9 million in the third quarter of 2007. The decrease is primarily due to lower average realized natural gas prices, which reduced natural gas revenues by approximately $0.6 million, offset by an increase in production volumes of 85 MMcf, which increased natural gas revenues by approximately $0.6 million. The increase in natural gas production volumes is due to our Elk Basin acquisition. Our average realized natural gas price decreased $1.20 per Mcf in the third quarter of 2007 over the third quarter of 2006 as a result of wider differentials for natural gas production from our Elk Basin Assets as compared to our Permian Basin Assets and decreases in the overall market price for natural gas as reflected in the decrease in the average NYMEX price from $6.58 per Mcf in the third quarter of 2006 to $6.16 per Mcf in the third quarter of 2007.
     The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the three months ended September 30, 2007 and 2006. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

ENCORE ENERGY PARTNERS LP

	Three months ended September 30,
	2007	2006
Average realized oil price ($/Bbl)	$56.79	$63.30
Average NYMEX ($/Bbl)	$75.21	$70.62
Differential to NYMEX	$(18.42)	$(7.32)
Average realized oil price to NYMEX percentage	76%	90%

Average realized natural gas price ($/Mcf)	$5.43	$6.63
Average NYMEX ($/Mcf)	$6.16	$6.58
Differential to NYMEX	$(0.73)	$0.05
Average realized natural gas price to NYMEX percentage	88%	101%
     In the third quarter of 2007, our average realized oil price as a percentage of the average NYMEX price decreased to 76 percent from 90 percent in the third quarter of 2006. For the three months ended September 30, 2006, oil production was approximately 2 MBbls compared to approximately 319 MBbls for the three months ended September 30, 2007. The differential widened due to our Elk Basin acquisition, as approximately 99 percent of our oil production for the third quarter 2007 was from our Elk Basin Assets. The oil production from our Elk Basin Assets sells at a higher discount to NYMEX as compared to our Permian Basin Assets due to continued production increases from competing Canadian and Rocky Mountain producers, limited refining and pipeline capacity in the Rocky Mountain area, corresponding steep pricing discounts by regional refiners, and the quality of the Elk Basin oil. We expect our oil differentials to remain approximately constant or to widen slightly in the fourth quarter of 2007 as compared to the third quarter of 2007 due to the pricing discounts in the Rocky Mountain area.
     In the third quarter of 2007, our average realized natural gas price as a percentage of the average NYMEX price fell to 88 percent from 101 percent in the third quarter of 2006. The differential widened as a result of our Elk Basin acquisition. The natural gas production from our Elk Basin Assets sells at a higher discount to NYMEX than production from our Permian Basin Assets due to limited refining and pipeline capacity in the Rocky Mountain area, thus negatively impacting our total differentials. For the three months ended September 30, 2007, approximately 78 percent of our natural gas production was from our Permian Basin Assets. We expect our natural gas differentials to remain approximately constant or to widen slightly in the fourth quarter of 2007 as compared to the third quarter of 2007.
     Marketing revenues and expenses. In March 2007, we acquired a natural gas pipeline from Anadarko as part of the Elk Basin acquisition for which natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets. We did not have any marketing revenues or expenses for the three months ended September 30, 2006. The following table summarizes our marketing activities for the three months ended September 30, 2007 (in thousands, except per BOE amounts):

Marketing revenues	$2,134
Marketing expenses	(1,300)

Marketing, net	$834

Marketing revenues per BOE	$5.22
Marketing expenses per BOE	(3.18)

Marketing, net per BOE	$2.04

     Expenses. The following table summarizes our expenses, excluding marketing expenses shown above, for the three months ended September 30, 2007 and 2006:

ENCORE ENERGY PARTNERS LP

	Three months ended September 30,		Increase /
	2007	2006	(Decrease)
Expenses (in thousands):
Production:
Lease operations	$4,392	$404	$3,988
Production, ad valorem, and severance taxes	2,571	304	2,267

Total production expenses	6,963	708	6,255
Other:
Depletion, depreciation, and amortization	8,358	290	8,068
General and administrative	6,576	178	6,398
Derivative fair value loss	2,989	—	2,989
Other operating	243	60	183

Total operating	25,129	1,236	23,893
Interest	4,829	—	4,829
Income tax provision	15	—	15

Total expenses	$29,973	$1,236	$28,737

Expenses (per BOE):
Production:
Lease operations	$10.75	$5.21	$5.54
Production, ad valorem, and severance taxes	6.29	3.92	2.37

Total production expenses	17.04	9.13	7.91
Other:
Depletion, depreciation, and amortization	20.46	3.74	16.72
General and administrative	16.10	2.29	13.81
Derivative fair value loss	7.32	—	7.32
Other operating	0.60	0.78	(0.18)

Total operating	61.52	15.94	45.58
Interest	11.82	—	11.82
Income tax provision	0.04	—	0.04

Total expenses	$73.38	$15.94	$57.44

     Production expenses. Total production expenses increased $6.3 million from $0.7 million in the third quarter of 2006 to $7.0 million in the third quarter of 2007. This increase resulted from an increase in total production volumes, primarily associated with our Elk Basin acquisition, as well as a $7.91 increase in production expenses per BOE. Our production margin (defined as oil and natural gas revenues less production expenses) for the third quarter of 2007 increased to $14.1 million as compared to $2.4 million for the third quarter of 2006. On a per BOE basis, our production margin increased 10 percent to $34.44 per BOE as compared to $31.30 per BOE for the third quarter of 2006.
     The production expense attributable to lease operations expense (“LOE”) increased $4.0 million from $0.4 million in the third quarter of 2006 to $4.4 million in the third quarter of 2007, primarily due to a $5.54 increase in the per BOE rate, which contributed approximately $2.3 million of additional LOE, and an increase in production volumes, which contributed approximately $1.7 million of additional LOE. The increase in our average LOE per BOE rate was attributable to higher rates per BOE for the Elk Basin Assets as compared to the Permian Basin Assets.
     The production expense attributable to production, ad valorem, and severance taxes (“production taxes”) increased $2.3 million from $0.3 million in the third quarter of 2006 to $2.6 million in the third quarter of 2007. The increase is due to higher oil and natural gas revenues resulting from our Elk Basin acquisition and higher tax rates in the Elk Basin region. As a percentage of oil and natural gas revenues, production taxes increased to 12 percent in the third quarter of 2007 as compared to 10 percent in the third quarter of 2006.

ENCORE ENERGY PARTNERS LP
     DD&A expense. DD&A expense increased $8.1 million from $0.3 million in the third quarter of 2006 to $8.4 million in the third quarter of 2007 due to a higher per BOE rate of $20.46 and increased production volumes primarily resulting from our Elk Basin acquisition. The increase in the per BOE rate was due to the higher acquisition price of proved reserves at Elk Basin as compared to the Permian Basin Assets, which were acquired when oil and natural gas commodity prices were significantly lower.
     G&A expense. G&A expense increased $6.4 million from $0.2 million in the third quarter of 2006 to $6.6 million in the third quarter of 2007 primarily due to compensation expense recognized for management incentive units during the third quarter 2007 and G&A expenses of $1.75 per BOE as billed per the Administrative Services Agreement with Encore Operating. During the third quarter of 2007, we recognized compensation expense of $5.7 million related to management incentive units and $0.9 million of expense (including COPAS recovery) per the Administrative Services Agreement. The $13.81 increase in the per BOE rate is primarily the result of the compensation expense recognized for these management incentive units.
     Derivative fair value loss. During the third quarter of 2007, we recorded a $3.0 million derivative fair value loss, of which $1.5 million related to mark-to-market losses and $2.1 million related to premium amortization, offset by $0.7 million related to settlements on our commodity derivative contracts. There were no such derivative instruments in place during the third quarter of 2006.
     Other operating expense. Other operating expense increased $0.2 million from $0.1 million in the third quarter of 2006 to $0.2 million in the third quarter of 2007. The increase is due to transportation expenses as a result of the pipelines acquired as part of the Elk Basin Assets.
     Interest expense. In March 2007, we borrowed $115 million under our revolving credit facility (not including debt issuance costs of $1.7 million) and $120 million under a subordinated credit agreement with EAP Operating, Inc., a wholly owned subsidiary of EAC. The funds from these borrowings were used to fund our Elk Basin acquisition. Interest expense was $4.8 million in the third quarter of 2007, of which $2.1 million related to our revolving credit facility and $2.8 million related to our subordinated credit agreement. We did not have any interest expense during the third quarter of 2006. The weighted average interest rate for all long-term debt for the third quarter of 2007 was 9.0 percent.

ENCORE ENERGY PARTNERS LP
Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
     Oil and natural gas revenues and production. The following table illustrates the primary components of our oil and natural gas revenues for the nine months ended September 30, 2007 and 2006, as well as each period’s respective oil and natural gas production volumes:

	Nine months ended September 30,		Increase /
	2007	2006	(Decrease)
Revenues (in thousands):
Oil	$38,579	$311	$38,268
Natural gas	8,820	9,716	(896)

Total combined oil and natural gas revenues	$47,399	$10,027	$37,372

Average realized prices:
Oil ($/Bbl)	$51.79	$63.35	$(11.56)
Natural gas ($/Mcf)	$6.35	$7.11	$(0.76)
Combined ($/BOE)	$48.53	$43.08	$5.45

Total production volumes:
Oil (MBbls)	745	5	740
Natural gas (MMcf)	1,390	1,367	23
Combined (MBOE)	977	233	744

Average daily production volumes:
Oil (Bbls/D)	3,478	18	3,460
Natural gas (Mcf/D)	5,298	5,007	291
Combined (BOE/D)	4,360	853	3,507

Average NYMEX prices:
Oil (per Bbl)	$66.21	$68.23	$(2.02)
Natural gas (per Mcf)	$6.83	$7.39	$(0.56)
     Oil revenues increased $38.3 million from $0.3 million for the nine months ended September 30, 2006 to $38.6 million for the nine months ended September 30, 2007. The increase is primarily due to an increase in oil production volumes of 740 MBbls, which contributed approximately $46.9 million in additional oil revenues, partially offset by lower average realized oil prices, which reduced oil revenues by approximately $8.6 million. The increase in oil production volumes is primarily the result of our Elk Basin acquisition. Our average realized oil price decreased $11.56 per Bbl for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of the wider differentials for oil production from our Elk Basin Assets as compared to our Permian Basin Assets as well as the decrease in the average NYMEX price for oil from $68.23 per Bbl for the nine months ended September 30, 2006 to $66.21 per Bbl for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, approximately 99 percent of our oil production was from our Elk Basin Assets, which sells at a higher discount to NYMEX due its location to markets in the Rocky Mountains as well as the quality of the crude oil, which is a heavy sour crude.
     Natural gas revenues decreased $0.9 million from $9.7 million for the nine months ended September 30, 2006 to $8.8 million for the nine months ended September 30, 2007. The decrease is primarily due to lower average realized natural gas prices, which reduced natural gas revenues by approximately $1.1 million. Our average realized natural gas price decreased $0.76 per Mcf for the nine months ended September 30, 2007 as compared to the same period of 2006 as a result of wider differentials for natural gas production from our Elk Basin Assets as compared to our Permian Basin Assets as well as the decrease in the average NYMEX price for natural gas from $7.39 per Mcf for the nine months ended September 30, 2006 to $6.83 per Mcf for the nine months ended September 30, 2007.
     The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the nine months ended September 30, 2007 and 2006. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

ENCORE ENERGY PARTNERS LP

	Nine months ended September 30,
	2007	2006
Average realized oil price ($/Bbl)	$51.79	$63.35
Average NYMEX ($/Bbl)	$66.21	$68.23
Differential to NYMEX	$(14.42)	$(4.88)
Average realized oil price to NYMEX percentage	78%	93%

Average realized natural gas price ($/Mcf)	$6.35	$7.11
Average NYMEX ($/Mcf)	$6.83	$7.39
Differential to NYMEX	$(0.48)	$(0.28)
Average realized natural gas price to NYMEX percentage	93%	96%
     For the nine months ended September 30, 2007, our average realized oil price as a percentage of the average NYMEX price decreased to 78 percent from 93 percent for the same period of 2006. For the nine months ended September 30, 2006, oil production was approximately 5 MBbls compared to approximately 745 MBbls for the nine months ended September 30, 2007. The differential widened due to our Elk Basin acquisition, as 99 percent of our oil production for the nine months ended September 30, 2007 was from our Elk Basin Assets. The oil production from our Elk Basin Assets sells at a higher discount to NYMEX as compared to our Permian Basin Assets due to continued production increases from competing Canadian and Rocky Mountain producers, limited refining and pipeline capacity in the Rocky Mountain area, corresponding steep pricing discounts by regional refiners, and the quality of the Elk Basin oil.
     For the nine months ended September 30, 2007, our average realized natural gas price as a percentage of the average NYMEX price fell to 93 percent from 96 percent for the same period of 2006. The differential widened as a result of our Elk Basin acquisition. The natural gas production from our Elk Basin Assets sells at a higher discount to NYMEX than production from our Permian Basin Assets due to limited refining and pipeline capacity in the Rocky Mountain area, thus negatively impacting our total differentials. For the nine months ended September 30, 2007, approximately 85 percent of our natural gas production was from our Permian Basin Assets.
     Marketing revenues and expenses. We did not have any marketing revenues or expenses for the nine months ended September 30, 2006. The following table summarizes our marketing activities for the nine months ended September 30, 2007 (in thousands, except per BOE amounts):

Marketing revenues	$6,986
Marketing expenses	(5,655)

Marketing, net	$1,331

Marketing revenues per BOE	$7.15
Marketing expenses per BOE	(5.79)

Marketing, net per BOE	$1.36

     Expenses. The following table summarizes our expenses, excluding marketing expenses shown above, for the nine months ended September 30, 2007 and 2006:

ENCORE ENERGY PARTNERS LP

	Nine months ended September 30,		Increase /
	2007	2006	(Decrease)
Expenses (in thousands):
Production:
Lease operations	$9,343	$1,197	$8,146
Production, ad valorem, and severance taxes	5,857	942	4,915

Total production expenses	15,200	2,139	13,061
Other:
Depletion, depreciation, and amortization	18,770	870	17,900
General and administrative	7,668	504	7,164
Derivative fair value loss	9,486	—	9,486
Other operating	534	182	352

Total operating	51,658	3,695	47,963
Interest	11,273	—	11,273
Income tax provision	54	—	54

Total expenses	$62,985	$3,695	$59,290

Expenses (per BOE):
Production:
Lease operations	$9.57	$5.14	$4.43
Production, ad valorem, and severance taxes	6.00	4.04	1.96

Total production expenses	15.57	9.18	6.39
Other:
Depletion, depreciation, and amortization	19.22	3.74	15.48
General and administrative	7.85	2.17	5.68
Derivative fair value loss	9.71	—	9.71
Other operating	0.55	0.78	(0.23)

Total operating	52.90	15.87	37.03
Interest	11.54	—	11.54
Income tax provision	0.06	—	0.06

Total expenses	$64.50	$15.87	$48.63

     Production expenses. Total production expenses increased $13.1 million from $2.1 million for the nine months ended September 30, 2006 to $15.2 million for the nine months ended September 30, 2007. This increase resulted from an increase in total production volumes associated with our Elk Basin acquisition, as well as a $6.39 increase in production expenses per BOE. Our production margin for the nine months ended September 30, 2007 increased to $32.2 million as compared to $7.9 million for the same period of the prior year. On a per BOE basis, our production margin decreased 3 percent to $32.96 per BOE as compared to $33.90 per BOE for the nine months ended September 30, 2006.
     The production expense attributable to LOE increased $8.1 million from $1.2 million for the nine months ended September 30, 2006 to $9.3 million for the nine months ended September 30, 2007, primarily due to a $4.43 increase in the per BOE rate, which contributed approximately $4.3 million of additional LOE, and an increase in production volumes, which contributed approximately $3.8 million of additional LOE. The increase in our average LOE per BOE rate was attributable to higher rates per BOE for the Elk Basin Assets as compared to the Permian Basin Assets.
     The production expense attributable to production taxes increased $4.9 million from $0.9 million for the nine months ended September 30, 2006 to $5.9 million for the same period of 2007. The increase is due to higher oil and natural gas revenues resulting from our Elk Basin acquisition and higher tax rates in the Elk Basin region. As a percentage of oil and natural gas revenues, production taxes increased to 12 percent for the nine months ended September 30, 2007 as compared to 9 percent for the same period of the prior year.

ENCORE ENERGY PARTNERS LP
     DD&A expense. DD&A expense increased $17.9 million from $0.9 million for the nine months ended September 30, 2006 to $18.8 million for the nine months ended September 30, 2007 due to a higher per BOE rate of $19.22 and increased production volumes primarily resulting from our Elk Basin acquisition. The increase in the per BOE rate was due to the higher acquisition price of proved reserves at Elk Basin as compared to the Permian Basin Assets, which were acquired when oil and natural gas commodity prices were significantly lower.
     G&A expense. G&A expense increased $7.2 million from $0.5 million for the nine months ended September 30, 2006 to $7.7 million for the nine months ended September 30, 2007 primarily due to compensation expense recognized for our management incentive units during the third quarter 2007 and G&A expenses of $1.75 per BOE as billed per the Administrative Services Agreement with Encore Operating. During the third quarter of 2007, we recognized compensation expense of $5.7 million related to management incentive units and $2.2 million of expense (including COPAS recovery) per the Administrative Services Agreement. The $5.68 increase in the per BOE rate is primarily due to this compensation expense.
     Derivative fair value loss. In March 2007, we received a non-cash contribution of derivative contracts from EAC with a fair value on the date of transfer of $9.4 million. We recognized losses of $9.5 million for the nine months ended September 30, 2007, of which $5.8 million related to mark-to-market losses and $4.6 million related to premium amortization, offset by $0.9 million related to settlements on our commodity derivative contracts. There were no such derivative instruments in place during the nine months ended September 30, 2006.
     Other operating expense. Other operating expense increased $0.4 million from $0.2 million for the nine months ended September 30, 2006 to $0.5 million for the nine months ended September 30, 2007. The increase is due to transportation expenses as a result of the pipelines acquired as part of the Elk Basin acquisition.
     Interest expense. Interest expense was $11.3 million for the nine months ended September 30, 2007, of which $4.9 million related to our revolving credit facility and $6.4 million related to our subordinated credit agreement. We did not have any interest expense during the nine months ended September 30, 2006. The weighted average interest rate for all long-term debt from inception of the debt agreements on March 7, 2007 through September 30, 2007 was 8.7 percent.
Capital Resources
     Our primary capital resources are as follows:
•	Cash flows from operating activities; and

•	Cash flows from financing activities.
     Cash flows from operating activities. Cash provided by operating activities increased $5.5 million from $8.8 million for the nine months ended September 30, 2006 to $14.3 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in our production margin. During the nine months ended September 30, 2007, we recorded compensation expense of $5.7 million related to management incentive units and recognized non-cash derivative losses of $10.3 million as a result of changes in the fair value of derivative contracts. We did not have any derivative contracts and DD&A expense was significantly lower prior to the acquisition of the Elk Basin Assets.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt, net proceeds received from the sale of common units in our IPO, and contributions received from EAC to partially finance our Elk Basin acquisition. During the nine months ended September 30, 2007, we received net cash of $325.9 million from financing activities, including net borrowings on our long-term debt of $64.8 million and net proceeds received from the sale of our common units of $171.2 million.
     During the nine months ended September 30, 2006, we used net cash of $8.4 million in financing activities for distributions of earnings to EAC.
     Current capitalization. At September 30, 2007, we had total assets of $378.2 million and total capitalization was $354.3 million, of which 81 percent was represented by partners’ equity and 19 percent by long-term debt. At December 31, 2006, we

ENCORE ENERGY PARTNERS LP
had total assets of $26.9 million and total capitalization was $25.7 million, of which 100 percent was represented by owner’s net equity. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt is used to finance future capital projects or potential acquisitions.
Capital Commitments and Contingencies
     Our primary needs for cash are as follows:
•	Cash flows from investing activities including:
- Development and exploitation of existing oil and natural gas properties; and

- Acquisitions of oil and natural gas properties;
•	Funding of necessary working capital;

•	Distributions to unitholders; and

•	Contractual obligations.
     Cash flows from investing activities. Cash used in investing activities increased $332.6 million from $0.4 million for the nine months ended September 30, 2006 to $333.0 million for the nine months ended September 30, 2007, primarily due to our Elk Basin acquisition.
     Development and exploitation of existing oil and natural gas properties. Our expenditures for development and exploitation investments primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the nine months ended September 30, 2007 of $2.8 million yielded a total of 14 gross (1.4 net) successful wells.
     Acquisitions of oil and natural gas properties. On March 7, 2007, we acquired oil and natural gas properties in the Elk Basin for a purchase price of approximately $330.3 million, including $1.1 million of transaction costs.
     Funding of necessary working capital. At September 30, 2007, our working capital (defined as total current assets less total current liabilities) was $10.2 million while at December 31, 2006 our working capital was $1.6 million, an improvement of $8.5 million. The improvement is primarily attributable to an increase in accounts receivable and cash as a result of increased oil and natural gas sales due to our Elk Basin acquisition.
     For the remainder of 2007, we expect working capital to remain positive. Our production volumes and the overall 2007 commodity prices and our related differentials for oil and natural gas will be the largest variables affecting working capital. Our operating cash flow is determined in large part by production volumes and commodity prices. Assuming moderate to high commodity prices and constant or increasing production volumes, our operating cash flow should remain positive for the remainder of 2007.
     Distributions to unitholders. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in the partnership agreement). Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs. We intend to fund a portion of our capital expenditures with additional borrowings or issuances of additional units. We may also borrow to make distributions to unitholders.
     Contractual obligations. The following table illustrates our contractual obligations outstanding at September 30, 2007:

Contractual Obligations	Payments Due by Period
and Commitments	Total	2007	2008 - 2009	2010 - 2011	Thereafter
	(in thousands)
Revolving credit facility (a)	$88,254	$2,331	$9,323	$9,323	$67,277
Derivative obligations (b)	1,026	—	1,026	—	—
Asset retirement obligations (c)	25,318	118	945	945	23,310

Total	$114,598	$2,449	$11,294	$10,268	$90,587

(a)	Amounts included in the table above include both principal and projected interest payments. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.

ENCORE ENERGY PARTNERS LP

(b)	Derivative obligations represent net liabilities for derivatives that were valued as of September 30, 2007, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative obligations.

(c)	Asset retirement obligations represent the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the completion of field life. Please read Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our asset retirement obligations.
     At September 30, 2007, we did not have any development commitments; however, we had $1.1 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table, but are budgeted for and expected to be made unless circumstances change.
     Other contingencies and commitments. We entered into an amended and restated administrative services agreement with Encore Operating, pursuant to which Encore Operating performs administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering. Under the amended and restated administrative services agreement, Encore Operating receives an administrative fee of $1.75 per BOE of our production for such services and reimbursement of actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. We also pay our share of expenses that are directly chargeable to wells under joint operating agreements. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.
     The administrative fee will increase in the following circumstances:
•	beginning on the first day of April in each year beginning in April 1, 2008 by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for the current year;

•	if we or one of our subsidiaries acquires any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by our General Partner upon the recommendation of the conflicts committee of our General Partner; and

•	otherwise as agreed upon by Encore Operating and our General Partner, with the approval of the conflicts committee of our General Partner.
Liquidity
     Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust our level of capital expenditures. We may use other sources of capital, including the issuance of additional debt or common units, to fund any major acquisitions we might secure in the future and to maintain our financial flexibility.
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas commodity prices. Realized oil and natural gas prices for the nine months ended September 30, 2007 decreased by 18 percent and 11 percent, respectively, as compared to same period of 2006. These prices have historically fluctuated widely in response to changing market forces. For the nine months ended September 30, 2007, approximately 76 percent of our production was oil. To the extent oil and natural gas prices decline or we experience significant widening of our wellhead differentials, our earnings, cash flows from operations, and availability under our revolving credit facility may be adversely impacted. Prolonged periods of low oil and natural gas prices or sustained wider than historical differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. We believe that our internally generated cash flows and unused availability under our revolving credit facility will be sufficient to fund our planned capital expenditures and distributions for the foreseeable future.
     Revolving credit facility. Our principal source of short-term liquidity is our revolving credit facility, which matures on March 7, 2012.
     On March 7, 2007, OLLC entered into the OLLC Credit Agreement with a bank syndicate comprised of Bank of America, N.A. and other lenders. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The borrowing base is redetermined semi-annually and upon requested special redeterminations and may be increased or decreased, up to a maximum of $300 million. The borrowing base on September 30, 2007 was $145 million.

ENCORE ENERGY PARTNERS LP
     On September 30, 2007, we had $66.5 million outstanding and $78.5 million available to borrow under our revolving credit facility. On October 31, 2007, we had $60.0 million outstanding and $84.9 million available to borrow under our revolving credit facility. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our revolving credit facility.
     Debt covenants. At September 30, 2007, we were in compliance with all of our debt covenants.
     Letters of credit. At September 30, 2007, we had no outstanding letters of credit. At October 31, 2007, we had $0.1 million outstanding letters of credit.
Critical Accounting Policies and Estimates
     Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Prospectus.
New Accounting Pronouncements
     The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of potential exposure, but rather indicators of potential exposure. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
     Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage our exposure to volatility in the market price of crude oil and natural gas. We intend to use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in prices on our cash available for distribution. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in us having lower net cash inflows than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of cash flow is beneficial.
Commodity Price Sensitivity
     Our outstanding commodity derivative contracts as of September 30, 2007 are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” As of September 30, 2007, the fair market value of our oil and natural gas derivative contracts was a net asset of $3.3 million and $2.7 million, respectively. Based on our open commodity derivative positions at September 30, 2007, a $1.00 increase in the respective NYMEX prices for oil and natural gas would result in a decrease to our net derivative fair value asset of approximately $2.6 million, while a $1.00 decrease in the respective NYMEX prices for oil and natural gas would result in an increase to our net derivative fair value asset of approximately $3.0 million.
Interest Rate Sensitivity
     At September 30, 2007, we had total long-term debt of $66.5 million, all of which is outstanding under our revolving credit facility. Our revolving credit facility is subject to floating market rates of interest that are linked to LIBOR. At this level of floating rate debt, if LIBOR increased one percent, we would incur an additional $0.7 million of interest expense per year, and if the rate decreased one percent, we would incur $0.7 million less of interest expense per year.

ENCORE ENERGY PARTNERS LP
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
     (b) Changes in internal control over financial reporting
     Omitted pursuant to SEC Release No. 33-8238; 34-47986.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to various legal proceedings in the ordinary course of business. We are not currently a party to any litigation or pending claims that management believes will have a material adverse effect on us.
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our Prospectus, which could materially affect our business, financial condition, and/or future results. The risks described in our Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
     On September 11, 2007, we priced our IPO of 9,000,000 common units at a price to the public of $21.00 per unit. The IPO was made pursuant to a registration statement on Form S-1 (File No. 333-142847) that was declared effective by the SEC on September 10, 2007. UBS Investment Bank, Lehman Brothers, RBC Capital Markets Corporation, Credit Suisse Securities (USA) LLC, A.G. Edwards & Sons, Inc., and Raymond James served as the underwriters to our IPO.
     Net proceeds from the sale of the common units were approximately $171.2 million, after deducting the underwriters’ discount and a structuring fee of $13.2 million, in the aggregate, and estimated offering expenses of approximately $4.6 million. We used the net proceeds to repay in full the $126.4 million of outstanding indebtedness under our subordinated credit agreement and $43.5 million of outstanding borrowings under our revolving credit facility.
     On October 11, 2007, the underwriters exercised their over-allotment option to purchase an additional 1,148,400 common units at the initial public offering price of $21.00 per unit before deducting underwriting discounts and a structuring fee, which closed on October 16, 2007. Net proceeds from the exercise of the underwriters’ over-allotment option were approximately $22.4 million after deducting the underwriters’ discount and a structuring fee of $1.7 million, in the aggregate. We will use the net proceeds to repay additional indebtedness under our revolving credit facility.

ENCORE ENERGY PARTNERS LP
Item 6. Exhibits

Exhibits
3.1
Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference from Exhibit 3.1 to Form S-1 (File No. 333-142847) for Encore Energy Partners LP, filed with the SEC on May 11, 2007).

3.2
Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 21, 2007).

10.1
Contribution, Conveyance and Assumption Agreement, dated as of September 17, 2007, by and among Encore Energy Partners LP, Encore Energy Partners GP LLC, Encore Acquisition Company, Encore Operating, L.P., Encore Partners GP Holdings LLC, Encore Partners LP Holdings LLC and Encore Energy Partners Operating LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 21, 2007).

10.2
Amended and Restated Administrative Services Agreement, dated as of September 17, 2007, by and among Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Energy Partners Operating LLC, Encore Acquisition Company and Encore Operating, L.P. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 21, 2007).

10.3
Encore Energy Partners GP LLC Long-Term Incentive Plan, dated as of September 17, 2007 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on September 21, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).

32.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).

32.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).

*	Filed herewith.

ENCORE ENERGY PARTNERS LP
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ENERGY PARTNERS LP

By: Encore Energy Partners GP LLC, its General Partner

Date: November 5, 2007	/s/ Robert C. Reeves

Robert C. Reeves
Senior Vice President, Chief Financial
Officer, and Treasurer