Form 10-Q
period 2008-09-30
Encore Energy Partners LP
filed 2008-11-04
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of common units outstanding as of October 28, 2008	31,356,155

ENCORE ENERGY PARTNERS LP
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and other materials filed with the Securities and Exchange Commission (the “SEC”), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements. These forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

i

ENCORE ENERGY PARTNERS LP
GLOSSARY
     The following are abbreviations and definitions of certain terms used in this Report. The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of oil or natural gas.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of oil and gas accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to commencement of production from a well.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously producing oil or natural gas in another reservoir, or to extend a known reservoir.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	Gross Wells. The total number of wells in which an entity owns a working interest.

•	Lease Operations Expense (“LOE”). All direct and allocated indirect costs of producing oil and natural gas after completion of drilling. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Profits Interest. An interest that entitles the owner to a specified share of net profits from production of hydrocarbons.

•	Net Wells. Gross wells multiplied by the percentage working interest owned by an entity.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of an oil or natural gas well or lease.

•	Production Margin. Oil and natural gas revenues less LOE and production, ad valorem, and severance taxes.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

•	Proved Reserves. The estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves include unrealized production response from enhanced recovery techniques that have been proved effective by actual tests in the area and in the same reservoir.

•	Recompletion. The completion for production of an existing well bore in another formation from that in which the well has

ii

ENCORE ENERGY PARTNERS LP
been previously completed.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Successful Well. A well capable of producing oil and/or natural gas in commercial quantities.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30,	December 31,
	2008	2007 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157	$3
Accounts receivable:
Trade	23,453	21,595
Affiliate	864	3,290
Derivatives	17,729	3,713
Other	536	448

Total current assets	42,739	29,049

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	519,047	500,470
Unproved properties	78	298
Accumulated depletion, depreciation, and amortization	(90,448)	(63,295)

	428,677	437,473

Other property and equipment	815	510
Accumulated depreciation	(205)	(68)

	610	442

Goodwill	2,648	2,648
Other intangibles, net	3,739	3,969
Derivatives	15,324	21,875
Other	1,420	2,263

Total assets	$495,157	$497,719

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$4,520	$1,915
Affiliate	2,839	6,709
Accrued liabilities:
Lease operations expense	3,569	2,903
Development capital	324	3,012
Interest	199	147
Production, ad valorem, and severance taxes	12,990	6,272
Marketing	592	1,578
Derivatives	10,245	865
Other	3,712	2,898

Total current liabilities	38,990	26,299

Derivatives	24,663	20,447
Future abandonment cost, net of current portion	8,456	8,314
Long-term debt	140,000	47,500
Other	132	146

Total liabilities	212,241	102,706

Commitments and contingencies (see Note 13)

Partners’ equity:
Limited partners - 31,356,155 and 24,187,679 common units issued and outstanding, respectively	282,332	391,956
General partner - 504,851 general partner units outstanding	197	3,057
Accumulated other comprehensive income	387	—

Total partners’ equity	282,916	395,013

Total liabilities and partners’ equity	$495,157	$497,719

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007 *	2008	2007 *
Revenues:
Oil	$44,442	$25,272	$128,778	$55,644
Natural gas	9,816	6,139	28,626	16,441
Marketing	1,445	2,134	5,207	6,986

Total revenues	55,703	33,545	162,611	79,071

Expenses:
Production:
Lease operations	8,842	6,366	21,822	14,785
Production, ad valorem, and severance taxes	5,741	3,387	16,321	7,996
Depletion, depreciation, and amortization	9,064	10,161	27,399	23,040
Exploration	46	31	113	93
General and administrative	2,597	6,941	8,452	8,574
Marketing	1,316	1,300	5,318	5,655
Derivative fair value (gain) loss	(70,443)	2,989	21,572	9,486
Other operating	344	333	1,026	766

Total expenses	(42,493)	31,508	102,023	70,395

Operating income	98,196	2,037	60,588	8,676

Other income (expenses):
Interest	(1,767)	(4,873)	(5,316)	(11,681)
Other	10	47	92	74

Total other expenses	(1,757)	(4,826)	(5,224)	(11,607)

Income (loss) before income taxes	96,439	(2,789)	55,364	(2,931)

Income tax provision	(322)	(31)	(160)	(96)

Net income (loss)	$96,117	$(2,820)	$55,204	$(3,027)

Net income (loss) allocation (see Note 10):
Limited partners’ interest in net income (loss)	$91,981	$(7,656)	$48,566	$(7,656)

General partner’s interest in net income (loss)	$1,481	$(160)	$826	$(160)

Net income (loss) per common unit:
Basic	$2.93	$(0.33)	$1.60	$(0.33)
Diluted	$2.87	$(0.33)	$1.60	$(0.33)

Weighted average common units outstanding:
Basic	31,356	23,062	30,300	23,062
Diluted	32,960	23,062	30,305	23,062

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Limited	General	Comprehensive	Partners’
	Partners	Partner	Income	Equity
Balance at December 31, 2007 *	$391,956	$3,057	$—	$395,013
Deemed distributions to affiliates in connection with acquisition of Permian and Williston Basin Assets	(121,774)	(2,944)	—	(124,718)
Issuance of common units in exchange for net profits interest in certain Crockett County properties	5,748	—	—	5,748
Non-cash unit-based compensation	3,504	57	—	3,561
Cash distributions to unitholders	(51,405)	(834)	—	(52,239)
Other	(39)	(1)	—	(40)
Components of comprehensive income:
Net income attributable to affiliates related to pre-partnership operations of the Permian and Williston Basin Assets	3,321	80	—	3,401
Net income attributable to unitholders	51,021	782	—	51,803
Change in unrealized hedge gain on interest rate swap agreements, net of tax of $1	—	—	387	387

Total comprehensive income				55,591

Balance at September 30, 2008	$282,332	$197	$387	$282,916

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007*
Cash flows from operating activities:
Net income (loss)	$55,204	$(3,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	27,399	23,040
Non-cash exploration expense	52	17
Non-cash unit-based compensation expense	3,528	5,746
Non-cash derivative fair value loss	19,943	10,337
Deferred taxes	(42)	9
Other	765	522
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	505	(9,888)
Current derivatives	(8,100)	(571)
Other current assets	(45)	(425)
Long-term derivatives	(5,308)	(6,269)
Other assets	712	(836)
Accounts payable	(3,867)	4,982
Other current liabilities	7,351	6,152

Net cash provided by operating activities	98,097	29,789

Cash flows from investing activities:
Purchases of other property and equipment	(302)	(127)
Acquisition of oil and natural gas properties	(88)	(357,654)
Development of oil and natural gas properties	(15,468)	(12,952)

Net cash used in investing activities	(15,858)	(370,733)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	—	171,220
Proceeds from long-term debt, net of issuance costs	205,310	248,758
Payments on long-term debt	(113,000)	(184,000)
Deemed distributions to affiliates in connection with acquisition of Permian and Williston Basin Assets	(124,718)	—
Distributions to unitholders	(52,239)	—
Change in cash overdrafts and other	2,562	—
Net contributions from owner	—	112,080

Net cash provided by (used in) financing activities	(82,085)	348,058

Increase in cash and cash equivalents	154	7,114
Cash and cash equivalents, beginning of period	3	—

Cash and cash equivalents, end of period	$157	$7,114

Non-cash investing and financing activities:
Issuance of common units in connection with acquisition of net profits interest in certain Crockett County properties	$5,748	$—

Issuance of common units in connection with acquisition of Permian and Williston Basin Assets (see Note 3)

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of Business
     ENP was formed in February 2007 by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Also in February 2007, Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of EAC, was formed to serve as the general partner of ENP, and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, was formed to own and operate ENP’s properties. ENP’s properties — and oil and natural gas reserves — are located in three core areas:
•	the Big Horn Basin of Wyoming and Montana, primarily in the Elk Basin field (the “Elk Basin Assets”);

•	the Permian Basin of West Texas; and

•	the Williston Basin of North Dakota.
Note 2. Basis of Presentation
     ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     Upon completion of ENP’s initial public offering (“IPO”) in September 2007, EAC contributed to ENP certain oil and natural gas properties and related assets in the Permian Basin of West Texas (the “Permian Basin Assets”). The Permian Basin Assets are considered the predecessor to ENP, and therefore, the historical results of operations of ENP include the results of operations of the Permian Basin Assets for all periods presented. The results of operations of the Elk Basin Assets have been included with those of ENP from the date of acquisition in March 2007. In February 2008, ENP completed the acquisition of additional oil and natural gas properties and related assets in the Permian Basin of West Texas and oil and natural gas properties and related assets in the Williston Basin of North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC. See “Note 3. Acquisitions” for additional discussion. Because the Permian and Williston Basin Assets were acquired from an affiliate, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating’s historical cost and ENP’s historical financial information was recast to include the acquired properties for all periods presented. Accordingly, the consolidated financial statements and notes thereto reflect the combined historical results of ENP, the Permian Basin Assets, and the Permian and Williston Basin Assets throughout the periods presented. The results of operations of the Permian and Williston Basin Assets related to pre-partnership operations were allocated to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units. The effect of recasting ENP’s consolidated financial statements to account for this common control transaction reduced ENP’s net loss by approximately $5.2 million and $11.2 million for the three and nine months ended September 30, 2007, respectively.
     ENP, the Permian Basin Assets, and the Permian and Williston Basin Assets were wholly owned by EAC prior to the closing of the IPO, with the exception of management incentive units owned by certain executive officers of the General Partner.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in ENP’s 2007 Annual Report on Form 10-K and in the Current Report on Form 8-K filed with the SEC on September 22, 2008.
New Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which: (1) standardizes the definition of fair value; (2) establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”); and (3) expands disclosures related to the use of fair value measures in financial statements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 was prospectively effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ENP elected a partial deferral of SFAS 157 for all instruments within the scope of FSP FAS 157-2, including but not limited to, its asset retirement obligations and indefinite lived assets. ENP will continue to evaluate the impact of SFAS 157 on these instruments during the deferral period. The adoption of SFAS 157 on January 1, 2008, as it relates to financial assets and liabilities, did not have a material impact on ENP’s results of operations or financial condition. See “Note 6. Fair Value Measurements” for additional discussion.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”)
     In February 2007, the FASB issued SFAS 159, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also allows entities an irrevocable option to measure eligible items at fair value at specified election dates, with resulting changes in fair value reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. ENP did not elect the fair value option for eligible instruments and therefore, the adoption of SFAS 159 on January 1, 2008 did not have an impact on ENP’s results of operations or financial condition. In the future, ENP will assess the impact of electing the fair value option for any newly acquired eligible instruments. Electing the fair value option for such instruments could have a material impact on ENP’s future results of operations or financial condition.
FSP Interpretation 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”)
     In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation (“FIN”) No. 39, "Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The adoption of FSP FIN 39-1 on January 1, 2008 did not have an impact on ENP’s results of operations or financial condition.
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)
     In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations". SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008 with early application prohibited. ENP is evaluating the impact SFAS 141R will have on its results of operations and financial condition and the reporting of future acquisitions in the consolidated financial statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”)
     In March 2008, the FASB issued SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) to require enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will require additional disclosures regarding ENP’s derivative instruments; however, it will not impact ENP’s results of operations or financial condition.
Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”)
     In March 2008, the EITF ratified its consensus opinion on EITF 07-4, which addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS No. 128, “Earnings per Share” (“SFAS 128”) and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 is retroactively effective for fiscal years beginning after December 15, 2008, and interim periods within those years. ENP is currently evaluating the impact that EITF 07-4 will have on its earnings per unit calculations.
SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”)
     In May 2008, the FASB issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not impact ENP’s results of operations or financial condition.
FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”)
     In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per unit under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. ENP is evaluating the impact the adoption of FSP EITF 03-6-1 will have on its earnings per unit calculations.
Note 3. Acquisitions
Permian and Williston Basin Assets
     In December 2007, OLLC entered into a purchase and investment agreement with Encore Operating pursuant to which OLLC agreed to acquire the Permian and Williston Basin Assets. The transaction closed in February 2008. The total consideration for the acquisition consisted of approximately $125.3 million in cash, including post-closing adjustments, and 6,884,776 common units representing limited partner interests. ENP funded the cash portion of the purchase price with borrowings under OLLC’s revolving credit facility.
     As discussed in “Note 2. Basis of Presentation,” the transaction was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s historical cost of approximately $100 million, and the historical financial information of ENP was recast to include the Permian and Williston Basin Assets for all periods presented. As the historical basis in the Permian and Williston Basin Assets is included in the Consolidated Balance Sheet as of December 31, 2007, the cash purchase price, as adjusted for post-closing adjustments, of the Permian and Williston Basin Assets was recorded as a deemed distribution to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units. No value was ascribed to the common units issued as consideration for the acquired properties as the cash consideration exceeded the historical carrying cost of the properties.
Elk Basin Assets
     In January 2007, EAC entered into a purchase and sale agreement with certain subsidiaries of Anadarko Petroleum Corporation (“Anadarko”) to acquire oil and natural gas properties and related assets in the Big Horn Basin of Wyoming and Montana, which included the Elk Basin Assets. Prior to closing, EAC assigned the rights and duties under the purchase and sale

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
agreement relating to the Elk Basin Assets to OLLC. The closing of the acquisition occurred in March 2007. The total purchase price for the Elk Basin Assets was approximately $330.7 million, including transaction costs of approximately $1.1 million.
     ENP financed the acquisition of the Elk Basin Assets through a $93.7 million contribution from EAC and borrowings under its long-term debt agreements. See “Note 8. Debt” for additional discussion of ENP’s long-term debt.
     The following pro forma condensed financial data was derived from the historical financial statements of ENP and from the accounting records of Anadarko to give effect to the acquisition of the Elk Basin Assets as if it had occurred on January 1, 2007. The pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the acquisition of the Elk Basin Assets taken place on January 1, 2007 and is not intended to be a projection of future results.

Nine months ended
September 30, 2007
(in thousands)
Pro forma total revenues	$93,232

Pro forma net loss	$(5,087)

Pro forma net loss per common unit:
Basic	$(0.33)
Diluted	$(0.33)
Note 4. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(in thousands)
Proved leasehold costs	$378,073	$372,076
Wells and related equipment — Completed	139,456	124,381
Wells and related equipment — In process	1,518	4,013

Total proved properties	$519,047	$500,470

Note 5. Derivative Financial Instruments
Commodity Derivative Contracts — Mark-to-Market Accounting
     From time to time, ENP sells floors with a strike price below the strike price of the purchased floor in order to partially finance the cost of premiums on the purchased floors. Together the two floors, known as a floor spread or put spread, have a lower premium cost than a traditional floor contract, but provide price protection only down to the strike price of the short floor. As with ENP’s other commodity derivative contracts, these are marked-to-market each quarter through “Derivative fair value (gain) loss” in the accompanying Consolidated Statements of Operations. In the following tables, the purchased floor component and the short floor component of these floor spreads are shown net and included with ENP’s other floor contracts.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following tables summarize ENP’s open commodity derivative contracts as of September 30, 2008:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Oct. — Dec. 2008							$28
	880	$80.00	440	$107.60	—	$—
	2,000	75.00	—	—	—	—
	500	65.00	—	—	—	—
2009 (a)							6,460
	3,130	110.00	440	97.75	1,000	68.70
2010							(8,226)
	880	80.00	440	93.80	—	—
	2,000	75.00	1,000	77.23	—	—
2011							(4,731)
	1,880	80.00	1,440	95.41	—	—
	1,000	70.00	—	—	—	—

							$(6,469)

(a)	In addition, ENP has a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.
Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Oct. — Dec. 2008							$557
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	—	—	—	—
2009							1,969
	3,800	8.20	3,800	9.83	—	—
	3,800	7.20	—	—	—	—
2010							1,303
	3,800	8.20	3,800	9.58	—	—
	3,800	7.20	—	—	—	—

							$3,829

Interest Rate Swaps
     In the first quarter of 2008, ENP entered into interest rate swaps whereby it swapped $100 million of floating rate debt on OLLC’s revolving credit facility to a weighted average fixed rate of 3.06 percent and an expected margin of 1.25 percent. These interest rate swaps were designated as cash flow hedges. The following table summarizes ENP’s open interest rate swaps as of September 30, 2008:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
October 2008-January 2011	$50,000	3.1610%	1-month LIBOR
October 2008-January 2011	25,000	2.9650%	1-month LIBOR
October 2008-January 2011	25,000	2.9613%	1-month LIBOR
     As of September 30, 2008, the fair market value of ENP’s interest rate swaps was a net asset of $0.8 million. During the three and nine months ended September 30, 2008, settlements of interest rate swaps increased ENP’s interest expense by approximately $0.1 million and $0.2 million, respectively.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Current Period Impact
     As a result of derivative transactions, ENP recognized derivative fair value gains and losses related to (1) changes in the market value of derivative contracts, (2) settlements on commodity derivative contracts, and (3) premium amortization. The following table summarizes the components of “Derivative fair value (gain) loss” as shown on the accompanying Consolidated Statements of Operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
		(in thousands)
Mark-to-market (gain) loss on derivative contracts	$(73,534)	$2,214	$13,281	$7,704
Premium amortization	2,275	1,440	6,662	2,633
Settlements on commodity derivative contracts	816	(665)	1,629	(851)

Total derivative fair value (gain) loss	$(70,443)	$2,989	$21,572	$9,486

Accumulated Other Comprehensive Income (“AOCI”)
     At September 30, 2008, AOCI consisted entirely of deferred gains, net of tax, on ENP’s interest rate swaps of $0.4 million. ENP expects to reclassify $0.7 million of deferred gains associated with its interest rate swaps from AOCI to offset interest expense during the twelve months ending September 30, 2009.
Note 6. Fair Value Measurements
     As discussed in “Note 2. Basis of Presentation,” ENP adopted SFAS 157 on January 1, 2008, as it relates to financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:
•	Level 1 — Unadjusted quoted prices are available in active markets for identical assets or liabilities.

•	Level 2 — Pricing inputs, other than quoted prices within Level 1, that are either directly or indirectly observable.

•	Level 3 — Pricing inputs that are unobservable requiring the use of valuation methodologies that result in management’s best estimate of fair value.
     ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy. The following methods and assumptions were used to estimate the fair values of ENP’s financial assets and liabilities that are accounted for at fair value on a recurring basis:
•	Level 2 — Fair values of oil swaps were estimated using a combined income and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 — Fair values of oil and natural gas floors and caps are estimated using pricing models and discounted cash flow methodologies based on inputs that are not readily available in public markets.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table sets forth ENP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$(11,841)	$—	$(11,841)	$—
Oil derivative contracts — floors and caps	5,372	—	—	5,372
Natural gas derivative contracts — floors and caps	3,829	—	—	3,829
Interest rate swaps	785	—	785	—

Total	$(1,855)	$—	$(11,056)	$9,201

     The following table summarizes the changes in the fair value of ENP’s Level 3 financial assets and liabilities measured for the nine months ended September 30, 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts - Floors	Derivative Contracts
	and Caps	- Floors and Caps	Total
		(in thousands)
Balance at January 1, 2008	$6,466	$4,533	$10,999
Total gains (losses):
Included in earnings	(15,636)	(1,199)	(16,835)
Purchases, issuances, and settlements	14,542	495	15,037

Balance at September 30, 2008	$5,372	$3,829	$9,201

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(15,636)	$(1,199)	$(16,835)

     Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value (gain) loss” in the accompanying Consolidated Statements of Operations. All fair values reflected in the tables above and in the accompanying Consolidated Balance Sheet as of September 30, 2008 have been adjusted for non-performance risk, resulting in an increase of the net liability of approximately $23,000 as of September 30, 2008.
Note 7. Asset Retirement Obligations
     ENP’s asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the nine months ended September 30, 2008 (in thousands):

Future abandonment liability at January 1, 2008	$8,704
Wells drilled	28
Accretion of discount	329
Revision of previous estimates	(316)

Future abandonment liability at September 30, 2008	$8,745

     As of September 30, 2008, $8.5 million of ENP’s asset retirement obligations were long-term and recorded in “Future

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
abandonment cost, net of current portion” and $0.3 million was current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Note 8. Debt
     OLLC is a party to a five-year credit agreement dated March 31, 2007 (as amended, the “OLLC Credit Agreement”) with a bank syndicate comprised of Bank of America, N.A. and other lenders. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. At September 30, 2008, the borrowing base was $240 million and, there were $140 million of outstanding borrowings, $0.1 million of outstanding letters of credit, and $99.9 million of borrowing capacity under the OLLC Credit Agreement. As of September 30, 2008, OLLC was in compliance with all debt covenants under the OLLC Credit Agreement. The OLLC Credit Agreement matures on March 7, 2012.
Note 9. Partners’ Equity and Distributions
     ENP’s partnership agreement requires that, within 45 days after the end of each quarter, it distribute all of its available cash (as defined in ENP agreement) to its unitholders. Distributions are not cumulative. ENP distributes available cash to its unitholders and the General Partner in accordance with their ownership percentages. In distributing available cash, ENP assumes that the holders of management incentive units own the equivalent number of common units into which such units are convertible on the date of distribution, provided that distributions payable to the holders of management incentive units are subject to a maximum limit equal to 5.1 percent of all distributions to ENP’s unitholders at the time of any such distribution. If the 5.1 percent maximum limit on aggregate distributions to the holders of management incentive units is reached, then any available cash that would have been distributed to such holders will be available for distribution to unitholders. See “Note 11. Unit-Based Compensation Plans” for additional discussion of the management incentive units.
     During the three and nine months ended September 30, 2008, ENP distributed $23.1 million and $52.2 million, respectively, to unitholders. On February 14, 2008, ENP paid a quarterly distribution of $0.3875 per unit with respect to the fourth quarter of 2007, resulting in a total distribution of $9.8 million. On May 15, 2008, ENP paid a quarterly distribution of $0.5755 per unit with respect to the first quarter of 2008, resulting in a total distribution of $19.3 million. On August 14, 2008, ENP paid a quarterly distribution of $0.6881 per unit with respect to the second quarter of 2008, resulting in a total distribution of $23.1 million.
Note 10. Earnings Per Common Unit (“EPU”)
     ENP calculates EPU in accordance with SFAS 128. Under the two-class method of calculating EPU as prescribed by SFAS 128, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that may participate in undistributed earnings with common units. For purposes of calculating EPU, the general partner units and management incentive units are participating securities.
     EPU is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average number of common units outstanding. For the three and nine months ended September 30, 2007, EPU was calculated based on the net loss for the period from the closing of the IPO in September 2007 through September 30, 2007.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table presents the allocation of net income (loss) to the limited partners and reflects EPU computations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per unit data)
Net income (loss)	$96,117	$(2,820)	$55,204	$(3,027)
Less: Net income prior to IPO and pre-partnership operations of the Permian and Williston Basin Assets	—	4,996	3,401	4,789

Net income (loss) attributable to unitholders	$96,117	$(7,816)	$51,803	$(7,816)

Numerator:
Numerator for basic EPU:
Net income (loss) attributable to unitholders	$96,117	$(7,816)	$51,803	$(7,816)
Less: Distributions to participating securities	1,525	—	3,244	—
Less: Undistributed income (loss) allocated to participating securities	2,611	(160)	(7)	(160)

Net income (loss) allocation to limited partners	91,981	(7,656)	48,566	(7,656)
Plus: Incremental income allocated to limited partners due to assumed conversion of management incentive units	2,656	—	—	—

Numerator for diluted EPU	$94,637	$(7,656)	$48,566	$(7,656)

Denominator:
Denominator for basic EPU:
Weighted average common units outstanding	31,356	23,062	30,300	23,062
Effect of dilutive management incentive units (a)	1,590	—	—	—
Effect of dilutive phantom units (b)	14	—	5	—

Denominator for diluted EPU (c)	32,960	23,062	30,305	23,062

Net income (loss) per common unit:
Basic	$2.93	$(0.33)	$1.60	$(0.33)
Diluted	$2.87	$(0.33)	$1.60	$(0.33)

(a)	For the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007, a total of 550,000 management incentive units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. See additional discussion of management incentive units in “Note 11. Unit-Based Compensation Plans.”

(b)	Prior to October 2007, there were no phantom units outstanding. See additional discussion of phantom units in “Note 11. Unit-Based Compensation Plans.”

(c)	For the three and nine months ended September 30, 2007, the underwriters’ over-allotment option to purchase an additional 1,350,000 common units was outstanding but excluded from the diluted EPU calculations because their effect would have been antidilutive.
Note 11. Unit-Based Compensation Plans
Management Incentive Units (“MIUs”)
     In May 2007, the board of directors of the General Partner issued 550,000 MIUs to certain executive officers of the General Partner. MIUs are a limited partner interest in ENP that entitles the holder to quarterly distributions to the extent paid to ENP’s common unitholders and to increasing distributions upon the achievement of 10 percent compounding increases in ENP’s distribution rate to common unitholders. MIUs are convertible into common units of ENP upon the occurrence of any of the following events:
•	a change in control;

•	at the option of the holder, when ENP’s aggregate quarterly distributions to unitholders over four consecutive quarters are at least $2.05 per unit; or

•	the holder’s death or disability.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     In order for distributions payable to the holders of MIUs to increase, the distributions payable to common unitholders must increase by 10 percent on a compounded basis. MIUs are subject to a maximum limit on the aggregate number of common units issuable to, and the aggregate distributions payable to, holders of MIUs as follows:
•	the holders of MIUs are not entitled to receive, in the aggregate, common units upon conversion of the MIUs that exceed a maximum limit of 5.1 percent of all ENP’s then-outstanding units; and

•	the holders of MIUs are not entitled to receive, in the aggregate, distributions of ENP’s available cash in an amount that exceeds a maximum limit of 5.1 percent of all such distributions to all unitholders at the time of any such distribution.
     The holders of MIUs do not have voting rights with respect to the MIUs.
     The MIUs vest in three equal annual installments, with the first installment vesting upon the closing of the IPO. For the three and nine months ended September 30, 2008, ENP recognized total non-cash unit-based compensation expense for the MIUs of $1.1 million and $3.2 million, respectively, for the MIUs, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. As of September 30, 2008, ENP had $1.6 million of total unrecognized compensation cost related to unvested MIUs, which is expected to be recognized over a weighted average period of 0.5 years. As of September 30, 2008, there have been no additional issuances or forfeitures of MIUs.
ENP Incentive Plan
     In September 2007, the General Partner approved the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “ENP Plan”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, the General Partner, and any of their subsidiaries and affiliates who perform services for ENP are eligible to be granted awards under the ENP Plan. The total number of common units reserved for issuance pursuant to the ENP Plan is 1,150,000. As of September 30, 2008, there were 1,125,000 common units available for issuance under the ENP Plan. The ENP Plan is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator.
     In October 2007, ENP issued 20,000 phantom units to members of the General Partner’s board of directors pursuant to the ENP Plan. In February 2008, ENP issued 5,000 phantom units to a new member of the General Partner’s board of directors pursuant to the ENP Plan. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units; therefore, these phantom units are classified as equity instruments. The phantom units vest in four equal annual installments. The holders of phantom units are also entitled to receive distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right is outstanding. During the three and nine months ended September 30, 2008, ENP recognized non-cash unit-based compensation expense of $45,000 and $0.2 million, respectively, for the phantom units which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. As of September 30, 2008, ENP had $0.3 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 1.1 years.
     To satisfy common unit awards under the ENP Plan, ENP may issue new common units, acquire common units in the open market, or use common units already owned by EAC and its affiliates. There have been no additional issuances or forfeitures under the ENP Plan.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 12. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$96,117	$(2,820)	$55,204	$(3,027)
Change in deferred hedge (loss) gain on interest rate swaps	(597)	—	387	—

Comprehensive income (loss)	$95,520	$(2,820)	$55,591	$(3,027)

Note 13. Commitments and Contingencies
     From time to time, ENP is a party to various legal proceedings in the ordinary course of business. ENP is not currently a party to any litigation or pending claims that management believes would have a material adverse effect on ENP’s business, financial position, results of operations, or liquidity.
     Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. See the contractual obligations and commitments table included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for contractual obligations as of September 30, 2008.
Note 14. Related Party Transactions
     ENP does not have any employees. The employees supporting the operations of ENP are employees of EAC. In connection with closing of the IPO, ENP entered into an amended and restated administrative services agreement (the “Administrative Services Agreement”) with the General Partner, OLLC, Encore Operating, and EAC, whereby Encore Operating performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering. In addition, Encore Operating provides all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by ENP. Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services. Effective April 1, 2008, the administrative fee increased to $1.88 per BOE of ENP’s production as a result of the COPAS Wage Index Adjustment. Encore Operating also charges ENP for reimbursement of actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the Administrative Services Agreement unless its acts or omissions constitute gross negligence or willful misconduct.
     ENP also reimburses EAC for any additional taxes paid by EAC resulting from the inclusion of ENP and its subsidiaries in consolidated tax returns with EAC and its subsidiaries as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP and its subsidiaries would have paid had it not been included in a combined group with EAC.
     During the three and nine months ended September 30, 2008, ENP paid $1.7 million and $4.9 million, respectively, to Encore Operating for administrative fees under the Administrative Services Agreement (including payment of COPAS recovery) and $1.8 million and $5.1 million, respectively, for reimbursement of actual third-party expenses incurred on ENP’s behalf. Prior to entering into the Administrative Services Agreement, ENP paid Encore Operating an administrative fee for administrative services provided to ENP. For the three and nine months ended September 30, 2007, ENP paid $0.6 million and $1.5 million respectively, to Encore Operating for administrative services and $0.9 million and $3.3 million for reimbursement of actual third-party expenses incurred on ENP’s behalf, primarily related to expenses incurred for the acquisition of the Elk Basin Assets and ENP’s IPO. Expenses incurred under the Administrative Services Agreement and third-party expenses invoiced by EAC to ENP are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. As of September 30, 2008 and December 31, 2007, ENP had a payable to EAC of $2.8 million and $6.7 million, respectively, for services provided by Encore Operating, which is reflected in “Accounts payable — affiliate” in the accompanying Consolidated

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Balance Sheets, and a receivable from EAC of $0.9 million and $3.3 million, respectively, which is reflected in “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.
     As discussed in “Note 3. Acquisitions,” ENP completed the acquisition of the Permian and Williston Basin Assets from Encore Operating in February 2008 for total consideration of approximately $125.3 million in cash, including certain post-closing adjustments, and 6,884,776 common units representing limited partner interests in ENP.
     During the three and nine months ended September 30, 2008, ENP distributed approximately $15.6 million and $34.3 million, respectively, to EAC and certain executive officers of the General Partner related to quarterly distributions on common units and MIUs. For the three and nine months ended September 30, 2008, ENP distributed $0.3 million and $0.8 million, respectively, to the General Partner as the holder of 504,851 general partner units.
     Prior to the contribution of the Permian Basin Assets to ENP in September 2007 and the acquisition of the Permian and Williston Basin Assets in February 2008, these properties were wholly owned by EAC and were not separate legal entities. In addition to employee payroll-related expenses, EAC incurred general and administrative (“G&A”) expenses related to leasing office space and other corporate overhead expenses during the period these properties were wholly owned by EAC. A portion of the consolidated G&A expenses reported for EAC were allocated to ENP and included in the accompanying Consolidated Statements of Operations based on the respective percentage of BOE produced by the properties in relation to the total BOE produced by EAC on a consolidated basis.
     EAC (through its subsidiaries) contributed $93.7 million to ENP in March 2007. These proceeds were used by ENP, along with proceeds from the borrowings under ENP’s long-term debt agreements, to purchase the Elk Basin Assets. Additionally, EAC (through its subsidiaries) made a non-cash contribution in March 2007 of derivative oil put contracts representing 2,500 Bbls/D of production at $65.00 per Bbl for the period of April 2007 through December 2008. At the date of transfer, the derivative contracts had a fair value of $9.4 million.
Note 15. Subsequent Events
     On October 28, 2008, ENP announced a cash distribution for the third quarter of 2008 to unitholders of record as of the close of business on November 7, 2008 at a rate of $0.66 per unit. Approximately $22.2 million will be paid to unitholders on or about November 14, 2008. Following the payment of this distribution by ENP, at the option of the holder, the MIUs will become convertible into ENP common units at a then-current ratio of one MIU to 3.118 ENP common units.
     On October 31, 2008, ENP issued 25,000 phantom units to members of the General Partner’s board of directors pursuant to the ENP Plan. The phantom units vest in four equal installments beginning on the first anniversary of the date of grant.

ENCORE ENERGY PARTNERS LP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results could differ materially from those discussed in the forward-looking statements due to many factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report and in “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K and in our Current Report on Form 8-K filed with the SEC on September 22, 2008.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following will be discussed and analyzed:
•	Overview of Business

•	Results of Operations
–	Comparison of Quarter Ended September 30, 2008 to Quarter Ended September 30, 2007

–	Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
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
     In September 2007, we completed our IPO. Upon the closing of the IPO, Encore Operating contributed the Permian Basin Assets to us. The Permian Basin Assets are considered our predecessor and our historical results of operations include the results of operations of the Permian Basin Assets for all periods presented. In February 2008, we completed the acquisition of the Permian and Williston Basin Assets from Encore Operating. Because the Permian and Williston Basin Assets were acquired from an affiliate, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at EAC’s historical cost and our historical financial information was recast to include the acquired properties for all periods presented. Accordingly, the consolidated financial statements and notes reflect the combined historical results of ENP, the Permian Basin Assets, and the Permian and Williston Basin Assets throughout the periods presented. The results of operations of the Elk Basin Assets are included in the consolidated financial statements from the date of acquisition in March 2007. These results are not indicative of our future results, which could differ materially from our historical results.

ENCORE ENERGY PARTNERS LP
Results of Operations
Comparison of Quarter Ended September 30, 2008 to Quarter Ended September 30, 2007
     Revenues. The following table illustrates the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Revenues (in thousands):
Oil	$44,442	$25,272	$19,170	76%
Natural gas	9,816	6,139	3,677	60%

Total combined oil and natural gas revenues	54,258	31,411	22,847	73%
Marketing	1,445	2,134	(689)	-32%

Total revenues	$55,703	$33,545	$22,158	66%

Average realized prices:
Oil ($/Bbl)	$110.06	$60.14	$49.92	83%
Natural gas ($/Mcf)	$9.88	$6.11	$3.77	62%
Combined ($/BOE)	$95.29	$53.46	$41.83	78%

Total production volumes:
Oil (MBbls)	404	420	(16)	-4%
Natural gas (MMcf)	994	1,004	(10)	-1%
Combined (MBOE)	569	588	(19)	-3%

Average daily production volumes:
Oil (Bbls/D)	4,389	4,567	(178)	-4%
Natural gas (Mcf/D)	10,799	10,915	(116)	-1%
Combined (BOE/D)	6,189	6,386	(197)	-3%

Average NYMEX prices:
Oil (per Bbl)	$118.67	$75.17	$43.50	58%
Natural gas (per Mcf)	$10.27	$6.16	$4.11	67%
     Oil revenues increased $19.2 million from $25.3 million in the third quarter of 2007 to $44.4 million in the third quarter of 2008 as a result of an increase in average realized oil prices, which contributed approximately $20.2 million in additional oil revenues, partially offset by a reduction in oil production volumes of 16 MBbls, which decreased oil revenues by approximately $1.0 million. Our average realized oil price increased $49.92 per Bbl primarily as a result of increases in the overall market price for oil, as reflected in the increase in the average NYMEX price from $75.17 per Bbl in the third quarter of 2007 to $118.67 per Bbl in the third quarter of 2008.
     Natural gas revenues increased $3.7 million from $6.1 million in the third quarter of 2007 to $9.8 million in the third quarter of 2008 as a result of an increase in average realized natural gas prices. Our average realized natural gas price increased $3.77 per Mcf primarily as a result of increases in the overall market price for natural gas, as reflected in the increase in the average NYMEX price from $6.16 per Mcf in the third quarter of 2007 to $10.27 per Mcf in the third quarter of 2008.
     Marketing revenues decreased $0.7 million from $2.1 million in the third quarter of 2007 to $1.4 million in the third quarter of 2008 as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

ENCORE ENERGY PARTNERS LP

	Three months ended September 30,
	2008	2007
Average realized oil price ($/Bbl)	$110.06	$60.14
Average NYMEX ($/Bbl)	$118.67	$75.17
Differential to NYMEX	$(8.61)	$(15.03)
Average realized oil price to NYMEX percentage	93%	80%

Average realized natural gas price ($/Mcf)	$9.88	$6.11
Average NYMEX ($/Mcf)	$10.27	$6.16
Differential to NYMEX	$(0.39)	$(0.05)
Average realized natural gas price to NYMEX percentage	96%	99%
     In the third quarter of 2008, our average realized oil price as a percentage of the average NYMEX price improved to 93 percent from 80 percent in the third quarter of 2007. The differential tightened as a result of improved pricing in the Rocky Mountain area. We expect our oil differentials to widen slightly in the fourth quarter of 2008 as compared to the third quarter of 2008, which is historically common.
     Our average realized natural gas price as a percentage of the average NYMEX price decreased to 96 percent in the third quarter of 2008 from 99 percent in the third quarter of 2007. We expect our natural gas differentials to remain approximately constant or to widen slightly in the fourth quarter of 2008 as compared to the third quarter of 2008.

ENCORE ENERGY PARTNERS LP
     Expenses. The following table summarizes our expenses for the periods indicated:

	Three months ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Expenses (in thousands):
Production:
Lease operations	$8,842	$6,366	$2,476
Production, ad valorem, and severance taxes	5,741	3,387	2,354

Total production expenses	14,583	9,753	4,830	50%
Other:
Depletion, depreciation, and amortization	9,064	10,161	(1,097)
Exploration	46	31	15
General and administrative	2,597	6,941	(4,344)
Marketing	1,316	1,300	16
Derivative fair value (gain) loss	(70,443)	2,989	(73,432)
Other operating	344	333	11

Total operating	(42,493)	31,508	(74,001)	-235%
Interest	1,767	4,873	(3,106)
Income tax provision	322	31	291

Total expenses	$(40,404)	$36,412	$(76,816)	-211%

Expenses (per BOE):
Production:
Lease operations	$15.53	$10.83	$4.70
Production, ad valorem, and severance taxes	10.08	5.76	4.32

Total production expenses	25.61	16.59	9.02	54%
Other:
Depletion, depreciation, and amortization	15.92	17.29	(1.37)
Exploration	0.08	0.05	0.03
General and administrative	4.56	11.81	(7.25)
Marketing	2.31	2.21	0.10
Derivative fair value (gain) loss	(123.72)	5.09	(128.81)
Other operating	0.61	0.57	0.04

Total operating	(74.63)	53.61	(128.24)	-239%
Interest	3.10	8.29	(5.19)
Income tax provision	0.57	0.05	0.52

Total expenses	$(70.96)	$61.95	$(132.91)	-215%

     Production expenses. Total production expenses increased $4.8 million from $9.8 million in the third quarter of 2007 to $14.6 million in the third quarter of 2008 as a result of a $9.02 increase in production expenses per BOE, partially offset by a reduction in total production volumes. Our production margin (defined as oil and natural gas revenues less production expenses) for the third quarter of 2008 increased by $18.0 million (83 percent) to $39.7 million as compared to $21.7 million for the third quarter of 2007. On a per BOE basis, our production margin for the third quarter of 2008 increased 89 percent to $69.68 per BOE as compared to $36.87 per BOE for the third quarter of 2007. Total oil and natural gas revenues per BOE increased by 78 percent while total production expenses per BOE increased by only 54 percent.
     Production expense attributable to LOE increased $2.5 million from $6.4 million in the third quarter of 2007 to $8.8 million in the third quarter of 2008 due to a $4.70 increase in the average LOE per BOE rate, which contributed approximately $2.7 million in additional LOE, partially offset by a decrease in total production volumes, which decreased LOE by approximately $0.2 million. The increase in our average LOE per BOE rate was primarily attributable to the increase in natural gas prices and increases in prices paid to oilfield service companies and suppliers. In West Texas, the higher gas prices increased the electrical rates charged to our producing properties and at the Elk Basin gas plant, the charges associated with the fuel gas were also higher.
     Production expense attributable to production, ad valorem, and severance taxes (“production taxes”) increased $2.4 million from $3.4 million in the third quarter of 2007 to $5.7 million in the third quarter of 2008 primarily due to increased oil and

ENCORE ENERGY PARTNERS LP
natural gas revenues. As a percentage of oil and natural gas revenues, production taxes remained approximately constant at 10.6 percent in the third quarter of 2008 as compared to 10.8 percent in the third quarter of 2007.
     Depletion, depreciation, and amortization (“DD&A”) expense. DD&A expense decreased $1.1 million from $10.2 million in the third quarter of 2007 to $9.1 million in the third quarter of 2008, primarily due to a $1.37 decrease in the DD&A per BOE rate, which decreased DD&A expense by approximately $0.8 million, as well as a decrease in production volumes of 19 MBOE, which reduced DD&A expense by $0.3 million. The decrease in our average DD&A per BOE rate was due to better than expected drilling results.
     G&A expense. G&A expense decreased $4.3 million from $6.9 million in the third quarter of 2007 to $2.6 million in the third quarter of 2008 primarily due to a $4.7 million decrease in non-cash unit-based compensation expense, partially offset by increased administrative services expenses recorded pursuant to the Administrative Services Agreement and expenses associated with being a publicly traded partnership.
     Derivative fair value (gain) loss. During the third quarter of 2008, we recorded a $70.4 million derivative fair value gain as compared to a $3.0 million loss in the third quarter of 2007, the components of which were as follows:

	Three months ended September 30,		Increase /
	2008	2007	(Decrease)
	(in thousands)
Mark-to-market (gain) loss on commodity derivative contracts	$(73,534)	$2,214	$(75,748)
Premium amortization	2,275	1,440	835
Settlements on commodity derivative contracts	816	(665)	1,481

Total derivative fair value (gain) loss	$(70,443)	$2,989	$(73,432)

     Interest expense. Interest expense decreased $3.1 million from $4.9 million in the third quarter of 2007 to $1.8 million in the third quarter of 2008 primarily as a result of a reduction in average outstanding debt due to the payoff of our subordinated credit agreement in September 2007 using proceeds from our IPO. In addition to the payoff of the subordinated credit agreement, interest expense incurred on the revolving credit facility during the third quarter of 2008 was less than the third quarter of 2007 due to a reduction in LIBOR rates over the corresponding time period. All interest expense incurred during the third quarter of 2008 related to our revolving credit facility and interest rate swaps. Of the $4.9 million total interest expense in the third quarter of 2007, $2.1 million related to our revolving credit facility and $2.8 million related to our subordinated credit agreement. The weighted average interest rate for all long-term debt for the third quarter of 2008 was 4.6 percent as compared to 9.0 percent for the third quarter of 2007.
     Income taxes. In the third quarter of 2008, we recorded an income tax provision of $0.3 million compared to $31,000 in the third quarter of 2007. In the third quarter of 2008, we had income before income taxes of $96.4 million as compared to a loss before income taxes of $2.8 million in the third quarter of 2007.

ENCORE ENERGY PARTNERS LP
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
     Revenues. The following table illustrates the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Nine months ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Revenues (in thousands):
Oil	$128,778	$55,644	$73,134	131%
Natural gas	28,626	16,441	12,185	74%

Total combined oil and natural gas revenues	157,404	72,085	85,319	118%
Marketing	5,207	6,986	(1,779)	-25%

Total revenues	$162,611	$79,071	$83,540	106%

Average realized prices:
Oil ($/Bbl)	$102.81	$54.51	$48.30	89%
Natural gas ($/Mcf)	$9.71	$6.76	$2.95	44%
Combined ($/BOE)	$90.25	$50.54	$39.71	79%

Total production volumes:
Oil (MBbls)	1,253	1,021	232	23%
Natural gas (MMcf)	2,949	2,433	516	21%
Combined (MBOE)	1,744	1,426	318	22%

Average daily production volumes:
Oil (Bbls/D)	4,571	4,611	(40)	-1%
Natural gas (Mcf/D)	10,763	9,159	1,604	18%
Combined (BOE/D)	6,365	6,138	227	4%

Average NYMEX prices:
Oil (per Bbl)	$113.59	$66.24	$47.35	71%
Natural gas (per Mcf)	$9.74	$6.83	$2.91	43%
     Oil revenues increased $73.1 million from $55.6 million for the first nine months of 2007 to $128.8 million for the first nine months of 2008 as a result of an increase in average realized oil prices, which contributed approximately $60.5 million in additional oil revenues, and an increase in oil production volumes of 232 MBbls, which increased oil revenues by approximately $12.6 million. Our average realized oil price increased $48.30 per Bbl as a result of increases in the overall market price for oil, as reflected in the increase in the average NYMEX price from $66.24 per Bbl for the first nine months of 2007 to $113.59 per Bbl for the first nine months of 2008. The increase in oil production volumes was primarily due to a full nine months of production from our Elk Basin Assets in the first nine months of 2008. For the first nine months of 2008, approximately 75 percent of our oil production was from our Elk Basin Assets. As the Elk Basin Assets were purchased in March 2007, only seven months of oil production are included in the first nine months of 2007.
     Natural gas revenues increased $12.2 million from $16.4 million for the first nine months of 2007 to $28.6 million for the first nine months of 2008 as a result of an increase in average realized natural gas prices, which increased natural gas revenues by approximately $8.7 million, and an increase in natural gas production volumes of 516 MMcf, which contributed approximately $3.5 million in additional natural gas revenues. Our average realized natural gas price increased as a result of increases in the overall market price for natural gas, as reflected in the increase in the average NYMEX price from $6.83 per Mcf for the first nine months of 2007 to $9.74 per Mcf for the first nine months of 2008. The increase in natural gas production volumes was primarily due to an increase in production from operated properties as a result of wells drilled in the Permian Basin during the second half of 2007 and the first half of 2008.
     Marketing revenues decreased $1.8 million from $7.0 million for the first nine months of 2007 to $5.2 million for the first nine months of 2008 as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in

ENCORE ENERGY PARTNERS LP
our oil and natural gas revenues.

	Nine months ended September 30,
	2008	2007
Average realized oil price ($/Bbl)	$102.81	$54.51
Average NYMEX ($/Bbl)	$113.59	$66.24
Differential to NYMEX	$(10.78)	$(11.73)
Average realized oil price to NYMEX percentage	91%	82%

Average realized natural gas price ($/Mcf)	$9.71	$6.76
Average NYMEX ($/Mcf)	$9.74	$6.83
Differential to NYMEX	$(0.03)	$(0.07)
Average realized natural gas price to NYMEX percentage	100%	99%
     For the first nine months of 2008, our average realized oil price as a percentage of the average NYMEX price improved to 91 percent from 82 percent for the first nine months of 2007. The differential tightened as a result of improved pricing in the Rocky Mountain area.
     Our average realized natural gas price as a percentage of the average NYMEX price for the first nine months of 2008 remained approximately constant as compared to the first nine months of 2007.

ENCORE ENERGY PARTNERS LP
Expenses. The following table summarizes our expenses for the periods indicated:

	Nine months ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Expenses (in thousands):
Production:
Lease operations	$21,822	$14,785	$7,037
Production, ad valorem, and severance taxes	16,321	7,996	8,325

Total production expenses	38,143	22,781	15,362	67%
Other:
Depletion, depreciation, and amortization	27,399	23,040	4,359
Exploration	113	93	20
General and administrative	8,452	8,574	(122)
Marketing	5,318	5,655	(337)
Derivative fair value loss	21,572	9,486	12,086
Other operating	1,026	766	260

Total operating	102,023	70,395	31,628	45%
Interest	5,316	11,681	(6,365)
Income tax provision	160	96	64

Total expenses	$107,499	$82,172	$25,327	31%

Expenses (per BOE):
Production:
Lease operations	$12.51	$10.37	$2.14
Production, ad valorem, and severance taxes	9.36	5.61	3.75

Total production expenses	21.87	15.98	5.89	37%
Other:
Depletion, depreciation, and amortization	15.71	16.15	(0.44)
Exploration	0.06	0.07	(0.01)
General and administrative	4.85	6.01	(1.16)
Marketing	3.05	3.96	(0.91)
Derivative fair value loss	12.37	6.65	5.72
Other operating	0.59	0.54	0.05

Total operating	58.50	49.36	9.14	19%
Interest	3.05	8.19	(5.14)
Income tax provision	0.09	0.07	0.02

Total expenses	$61.64	$57.62	$4.02	7%

     Production expenses. Total production expenses increased $15.4 million from $22.8 million for the first nine months of 2007 to $38.1 million for the first nine months of 2008 as a result of an increase in total production volumes and a $5.89 increase in production expenses per BOE. Our production margin for the first nine months of 2008 increased by $70.0 million (142 percent) to $119.3 million as compared to $49.3 million for the first nine months of 2007. On a per BOE basis, our production margin for the first nine months of 2008 increased 98 percent to $68.38 per BOE as compared to $34.56 per BOE for the first nine months of 2007. Total oil and natural gas revenues per BOE increased by 79 percent while total production expenses per BOE increased by only 37 percent.
     Production expense attributable to LOE increased $7.0 million from $14.8 million for the first nine months of 2007 to $21.8 million for the first nine months of 2008 due to a $2.14 increase in the average LOE per BOE rate, which contributed approximately $3.7 million of additional LOE, as well as an increase in production volumes, which contributed approximately $3.3 million in additional LOE. The increase in our average LOE per BOE rate was primarily attributable to the increase in natural gas prices and increases in prices paid to oilfield service companies and suppliers. In West Texas, the higher gas prices increased the electrical rates charged to our producing properties and at the Elk Basin gas plant, the charges associated with the fuel gas were also higher.
     Production expense attributable to production taxes increased $8.3 million from $8.0 million for the first nine months of 2007 to $16.3 million for the first nine months of 2008 primarily due to increased oil and natural gas revenues. As a percentage

ENCORE ENERGY PARTNERS LP
of oil and natural gas revenues, production taxes decreased to 10.4 percent for the first nine months of 2008 as compared to 11.1 percent for the first nine months of 2007, primarily due to increased production volumes from our properties in the Permian Basin of West Texas, which have a lower production tax rate.
     DD&A expense. DD&A expense increased $4.4 million from $23.0 million for the first nine months of 2007 to $27.4 million for the first nine months of 2008 as a result of increased production volumes, which contributed approximately $5.1 million of additional DD&A expense, partially offset by a decrease of $0.44 in the per BOE rate, which reduced DD&A expense by $0.7 million.
     G&A expense. G&A expense remained approximately constant at $8.5 million for the first nine months of 2008 as compared to $8.6 million for the first nine months of 2007.
     Marketing expense. Marketing expense decreased $0.3 million from $5.7 million in the first nine months of 2007 to $5.3 million in the first nine months of 2008 as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value loss. During the first nine months of 2008, we recorded a $21.6 million derivative fair value loss as compared to a $9.5 million loss for the first nine months of 2007, the components of which were as follows:

	Nine months ended September 30,		Increase /
	2008	2007	(Decrease)
	(in thousands)
Mark-to-market loss on derivative contracts	$13,281	$7,704	$5,577
Premium amortization	6,662	2,633	4,029
Settlements on commodity derivative contracts	1,629	(851)	2,480

Total derivative fair value loss	$21,572	$9,486	$12,086

     Interest expense. Interest expense decreased $6.4 million from $11.7 million for the first nine months of 2007 to $5.3 million for the first nine months of 2008 primarily as a result of a reduction in average outstanding debt due to the payoff of our subordinated credit agreement in September 2007 using proceeds from our IPO. In addition to the payoff of the subordinated credit agreement, interest expense incurred on the revolving credit facility during the first nine months of 2008 was less than the first nine months of 2007 due to a reduction in LIBOR rates over the corresponding time period. All interest expense incurred during the first nine months of 2008 related to our revolving credit facility and interest rate swaps. Of the $11.7 million total interest expense in the first nine months of 2007, $4.9 million related to our revolving credit facility and $6.8 million related to our subordinated credit agreement. The weighted average interest rate for all long-term debt for the first nine months of 2008 was 4.9 percent as compared to 8.7 percent for the first nine months of 2007.
     Income taxes. In the first nine months of 2008, we recorded an income tax provision of $0.2 million compared to $0.1 million in the first nine months of 2007. In the first nine months of 2008, we had income before income taxes of $55.4 million as compared to a loss before income taxes of $2.9 million in the first nine months of 2007.
Capital Commitments, Capital Resources, and Liquidity
     Our primary needs for cash are as follows:
•	Distributions to unitholders;

•	Development, exploitation, and exploration of oil and natural gas properties;

•	Acquisitions of oil and natural gas properties;

•	Funding of necessary working capital; and

•	Contractual obligations.
     Distributions to unitholders. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in the partnership agreement). Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational

ENCORE ENERGY PARTNERS LP
needs. During the first nine months of 2008, we distributed $52.2 million to our unitholders. On February 14, 2008, we distributed $9.8 million with respect to the fourth quarter of 2007 at a rate of $0.3875 per unit. On May 15, 2008, we paid a quarterly distribution of $0.5755 per unit with respect to the first quarter of 2008, resulting in a total distribution of $19.3 million. On August 14, 2008, we paid a quarterly distribution of $0.6881 per unit with respect to the second quarter of 2008, resulting in a total distribution of $23.1 million.
     On October 28, 2008, the board of directors of our General Partner declared a distribution with respect to the third quarter of 2008 to unitholders of record as of the close of business on November 7, 2008. The $22.2 million total distribution will be paid to unitholders on or about November 14, 2008 at a rate of $0.66 per unit.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred (excluding asset retirement obligations) related to development, exploitation, and exploration activities during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Development and exploitation	$1,477	$1,716	$11,833	$10,975
Exploration	50	1,761	1,238	3,167

Total	$1,527	$3,477	$13,071	$14,142

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the third quarter of 2008 yielded 3 gross (0.6 net) successful wells. Our development and exploitation capital for the first nine months of 2008 yielded 36 gross (9.8 net) successful wells.
     Our exploration expenditures primarily relate to drilling exploratory wells, seismic costs, delay rentals, and geological and geophysical costs.
     Acquisitions of oil and natural gas properties. On May 1, 2008, we acquired an existing net profits interest in certain of our properties in the Permian Basin of West Texas in exchange for 283,700 common units representing limited partner interests in us, valued at $5.8 million. On February 7, 2008, we acquired the Permian and Williston Basin Assets for total consideration of approximately $125.3 million in cash, including certain post-closing adjustments, and 6,884,776 common units representing limited partner interests in us. Because the assets acquired from EAC in the Permian and Williston Basins were acquired from an affiliate, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at EAC’s historical cost and our historical financial information was recast to include the acquired properties. As a result, our historical financial information presents the Permian and Williston Basin Assets as if they were owned by us for all periods owned by EAC.
     In March 2007, we acquired the Elk Basin Assets for a purchase price of approximately $330.7 million, including transaction costs.
     Funding of necessary working capital. As of September 30, 2008 and December 31, 2007, our working capital (defined as total current assets less total current liabilities) was $3.7 million and $2.8 million, respectively. Our production volumes, commodity prices, and differentials will be the largest variables affecting our working capital in future periods. We anticipate cash reserves to be close to zero because we intend to use any excess cash to pay distributions to our unitholders, fund capital obligations, and reduce outstanding borrowings under our revolving credit facility. Our operating cash flow is determined in large part by production volumes and commodity prices. Given our current commodity derivative contracts, assuming constant or increasing production volumes, our operating cash flow should remain positive for the remainder of 2008.
     Off-balance sheet arrangements. We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.

ENCORE ENERGY PARTNERS LP
     Contractual obligations. The following table illustrates our contractual obligations and commitments at September 30, 2008:

	Payments Due by Period
Contractual Obligations and		Three Months Ending
Commitments	Total	December 31, 2008	2009 - 2010	2011 - 2012	Thereafter
	(in thousands)
Revolving credit facility (a)	$158,464	$1,351	$10,808	$146,305	$—
Commodity derivative contracts (b)	19,426	—	14,725	4,701	—
Development commitments (c)	1,451	363	1,088	—	—
Operating leases and commitments (d)	2,746	172	1,373	1,201	—
Asset retirement obligations (e)	32,619	73	579	579	31,388

Total	$214,706	$1,959	$28,573	$152,786	$31,388

(a)	Amounts include principal and projected interest payments. Please read Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.

(b)	Represents net liabilities for commodity derivative contracts, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

(c)	Development commitments represent authorized purchases for work in process. Also at September 30, 2008, we had $10.4 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table, but are budgeted for and expected to be made unless circumstances change.

(d)	Operating leases and commitments include equipment obligations that have non-cancelable lease terms in excess of one year.

(e)	Asset retirement obligations represent the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the completion of field life. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our asset retirement obligations.
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
     Capital Resources
     Cash flows from operating activities. Cash provided by operating activities increased $68.3 million from $29.8 million for the first nine months of 2007 to $98.1 million for the first nine months of 2008, primarily due to an increase in our production margin, partially offset by additional purchases of commodity derivative contracts during 2008 and an increase in accounts payable as a result of higher activity levels.
     Cash flows from investing activities. Cash used in investing activities decreased $354.8 million from $370.7 million for the

ENCORE ENERGY PARTNERS LP
first nine months of 2007 to $15.9 million for the first nine months of 2008, primarily due to a $357.7 million decrease in amounts paid for the acquisition of oil and natural gas properties. In March 2007, OLLC paid approximately $330.7 million, including transaction costs, in connection with the acquisition of the Elk Basin Assets. In April 2007, we used cash of approximately $27.3 million in connection with the purchase of certain properties in the Williston Basin. The Williston Basin properties were acquired from EAC in February 2008 as part of the Permian and Williston Basin Assets and, as the transaction was accounted for as a transaction between entities under common control, the purchase price of the properties are shown in the period the properties were originally purchased by EAC.
     Cash flows from financing activities. Cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and distributions to unitholders. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first nine months of 2008, we used net cash of $82.1 million in financing activities as a result of $124.7 million in deemed distributions to affiliates in connection with our acquisition of the Permian and Williston Basin Assets and $52.2 million in distributions to unitholders, partially offset by net borrowings of $92.3 million under our revolving credit facility. Net borrowings on our revolving credit facility resulted in a net increase in outstanding borrowings under our revolving credit facility from $47.5 million at December 31, 2007 to $140 million at September 30, 2008.
     During the first nine months of 2007, we received net cash of $348.1 million from financing activities, including net proceeds from the issuance of common units of $171.2 million, net borrowings on our long-term debt of $64.8 million, and net contributions from EAC of $112.1 million, which were primarily used to finance the acquisition of the Elk Basin Assets and certain properties in the Williston Basin.
     Liquidity
     Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust our level of capital expenditures. We may use other sources of capital, including the issuance of debt or additional common units, to fund acquisitions and to maintain our financial flexibility. We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future.
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
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas commodity prices. During the first nine months of 2008, our average realized oil and natural gas prices increased by 89 percent and 44 percent, respectively, as compared to the first nine months of 2007. Realized oil and natural gas prices fluctuate widely in response to changing market forces. For the first nine months of 2008, approximately 72 percent of our production was oil. To the extent oil and natural gas prices decline or we experience a significant widening of our differentials, our earnings, cash flows from operations, and availability under our revolving credit facility may be adversely impacted. Prolonged periods of low oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected two thirds of our expected future production through 2011 against falling commodity prices. Our downside protection averages $110 per Bbl and $7.70 per Mcf in 2009 and $76.53 per Bbl and $7.70 per Mcf in 2010 and 2011.
     Revolving credit facility. Our principal source of short-term liquidity is our revolving credit facility. The syndicate of lenders underwriting our facility comprises 13 banking and other financial institutions, after taking into consideration recently

ENCORE ENERGY PARTNERS LP
announced mergers and acquisitions within the financial services industry. None of the lenders are underwriting more than eight percent of the total commitment. We believe the large number of lenders, the relatively small percentage participation of each, and the relatively high level of availability under our facility provides adequate diversity and flexibility should further consolidation occur within the financial services industry.
     OLLC is a party to a five-year credit agreement dated March 7, 2007 with a bank syndicate including Bank of America, N.A. and other lenders. On August 22, 2007, OLLC amended its credit agreement to revise certain financial covenants. The credit agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the credit agreement is $300 million. Availability under the credit agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. At September 30, 2008, the borrowing base was $240 million.
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
     Loans under the credit agreement are subject to varying rates of interest based on (1) the total amount outstanding in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.000%	0.000%
Greater than or equal to .50 to 1 but less than .75 to 1	1.250%	0.000%
Greater than or equal to .75 to 1 but less than .90 to 1	1.500%	0.250%
Greater than or equal to .90 to 1	1.750%	0.500%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by OLLC) is the rate per year equal to LIBOR, as published by Reuters or another source designated by Bank of America, N.A., for deposits in dollars for a similar interest period. The “base rate” is calculated as the higher of (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 0.5 percent.
     Any outstanding letters of credit reduce the availability under the credit agreement. Borrowings under the credit agreement may be repaid from time to time without penalty.
     The credit agreement, as amended, contains covenants that include, among others:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of our subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that OLLC maintain a ratio of consolidated current assets (as defined in the credit agreement) to consolidated current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0;

•	a requirement that OLLC maintain a ratio of consolidated EBITDA (as defined in the credit agreement) to the sum of consolidated net interest expense plus letter of credit fees of not less than 1.5 to 1.0;

•	a requirement that OLLC maintain a ratio of consolidated EBITDA (as defined in the credit agreement) to consolidated senior interest expense of not less than 2.5 to 1.0; and

ENCORE ENERGY PARTNERS LP
•	a requirement that OLLC maintain a ratio of consolidated funded debt (excluding certain related party debt) to consolidated adjusted EBITDA (as defined in the credit agreement) of not more than 3.5 to 1.0.
     The credit agreement contains customary events of default. If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the credit agreement to be immediately due and payable. At September 30, 2008, we were in compliance with all of our debt covenants.
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
     On September 30, 2008, we had $140 million of outstanding borrowings and $99.9 million available to borrow under our revolving credit facility. On October 28, 2008, we had $132 million outstanding and $107.9 million available to borrow under our revolving credit facility. As of September 30, 2008 and October 28, 2008, we had $0.1 million outstanding letters of credit.
     Current capitalization. At September 30, 2008, we had total assets of $495.2 million and total capitalization was $422.9 million, of which 67 percent was represented by partners’ equity and 33 percent by long-term debt. At December 31, 2007, we had total assets of $497.7 million and total capitalization was $442.5 million, of which 89 percent was represented by partners’ equity and 11 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance future capital projects or acquisitions.
Critical Accounting Policies and Estimates
     Please read Exhibit 99.2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” in our Current Report on Form 8-K filed with the SEC on September 22, 2008 for information regarding our critical accounting policies and estimates.
New Accounting Pronouncements
     The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of potential exposure, but rather indicators of potential exposure. This information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
     The information included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk.
Commodity Price Sensitivity
     Our outstanding commodity derivative contracts as of September 30, 2008 are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are a diverse group comprising seven institutions, all of which are currently rated A or better by Standard & Poor’s and/or Fitch, with the majority rated AA- or better. As of September 30, 2008, the fair market value of our oil derivative contracts was a net liability of

ENCORE ENERGY PARTNERS LP
$6.5 million and the fair market value of our natural gas derivative contracts was a net asset of $3.8 million. Based on our open commodity derivative positions at September 30, 2008, a $1.00 increase in the respective NYMEX prices for oil and natural gas would increase our net derivative fair value liability by approximately $5.3 million, while a $1.00 decrease in the respective NYMEX prices for oil and natural gas would result in a net derivative fair value asset of approximately $6.1 million.
Interest Rate Sensitivity
     At September 30, 2008, we had total long-term debt of $140 million, all of which was outstanding under our revolving credit facility. Our revolving credit facility is subject to floating market rates of interest that are linked to LIBOR. At this level of floating rate debt, if LIBOR increased one percent, we would incur an additional $1.4 million of interest expense per year, and if the rate decreased one percent, we would incur $1.4 million less.
     Our outstanding interest rate swaps as of September 30, 2008 are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” As of September 30, 2008, the unrealized gain on our interest rate swaps was approximately $0.4 million and is included in AOCI in our Consolidated Balance Sheet. As of September 30, 2008, the fair market value of our interest rate swaps was a net asset of $0.8 million. If LIBOR increased one percent, we estimate the fair value of our interest rate swaps at September 30, 2008 would increase to approximately $2.4 million, and if LIBOR decreased one percent, we estimate the fair value would decrease to a net liability of approximately $0.8 million.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENCORE ENERGY PARTNERS LP
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to various legal proceedings in the ordinary course of business. We are not currently a party to any legal or governmental claims that management believes will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
Oil and natural gas prices are very volatile. A decline in commodity prices could materially and adversely affect our financial condition, results of operations, and cash flows.
     The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of additional factors that are beyond our control. Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $70 per Bbl in late October 2008, while natural gas prices have declined from over $13 per Mcf to below $7 per Mcf over the same period. In addition, the forecasted prices for the remainder of 2008 and for 2009 have also declined. Our revenue, profitability, and cash flow depend upon the prices of and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:
•	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically;

•	reduce the amount of cash flow available for capital expenditures, repayment of indebtedness and other corporate purposes; and

•	result in a decrease in the borrowing base under our revolving credit facility or otherwise limit our ability to borrow money or raise additional capital.
The counterparties to our commodity derivative contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.
     To reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently, and may in the future, enter into commodity derivative contracts for a significant portion of our forecasted oil and natural gas production. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities, as well as to the ability of counterparties under our commodity derivative contracts to satisfy their obligations to us. As of October 20, 2008, we were entitled to future payments of approximately $51.7 million from counterparties under our commodity derivative contracts. The recent worldwide financial and credit crisis may have adversely affected the ability of these counterparties to fulfill their obligations to us. If one or more of our counterparties is unable or unwilling to make required payments to us under our commodity derivative contracts, it could have a material adverse effect on our financial condition, results of operations, and ability to make distributions.
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

ENCORE ENERGY PARTNERS LP By: Encore Energy Partners GP LLC, its General Partner
Date: October 31, 2008	/s/ Andrea Hunter
Andrea Hunter
Vice President, Controller, and Principal Accounting Officer