Form 10-K
period 2008-12-31
Encore Energy Partners LP
filed 2009-02-26
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Registrant’s telephone number, including area code: (817) 877-9955

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity of the registrant was last sold as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter)$286,365,804

Number of Common Units outstanding as of February 18, 2009	33,077,610

DOCUMENTS INCORPORATED BY REFERENCE

None

ENCORE ENERGY PARTNERS LP

i

ENCORE ENERGY PARTNERS LP

GLOSSARY

The following are abbreviations and definitions of certain terms used in this annual report on Form 10-K (the “Report”). The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	Bcf. One billion cubic feet, used in reference to natural gas.

•	Bcfe. One billion cubic feet of natural gas equivalent, calculated by converting oil to natural gas at a ratio of one Bbl of oil to six Mcf of natural gas.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of oil or natural gas.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of oil and natural gas accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to the commencement of production from a well.

•	Developed Acreage. The number of acres allocated or assignable to producing wells or wells capable of production.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole or Unsuccessful Well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production costs.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously producing oil or natural gas in another reservoir, or to extend a known reservoir.

•	Farm-out. Transfer of all or part of the operating rights from the working interest holder to an assignee, who assumes all or some of the burden of development, in return for an interest in the property. The assignor usually retains an overriding royalty, but may retain any type of interest.

•	FASB. Financial Accounting Standards Board.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

ENCORE ENERGY PARTNERS LP

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operations Expense (“LOE”). All direct and allocated indirect costs of producing oil and natural gas after completion of drilling and before removal of production from the property. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	Mcfe. One Mcf equivalent, calculated by converting oil to natural gas equivalent at a ratio of one Bbl of oil to six Mcf of natural gas.

•	Mcfe/D. One Mcfe per day.

•	MMBbl. One million Bbls.

•	MMBOE. One million BOE.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	MMcfe. One MMcf equivalent, determined by converting oil to natural gas equivalent at a ratio of one Bbl of oil to six Mcf of natural gas.

•	MMcfe/D. One MMcfe per day.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	Net Production. Production owned by an entity less royalties, net profits interests, and production due others.

•	NYMEX. New York Mercantile Exchange.

•	NYSE. The New York Stock Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, exploitation, and production of an oil or natural gas well or lease.

•	Present Value of Future Net Revenues (“PV-10”). The present value of estimated future revenues to be generated from the production of proved reserves, net of estimated future production and development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to commodity derivative activities, non-property related expenses such as general and administrative expenses, debt service, depletion, depreciation, and amortization, and income taxes, discounted at an annual rate of 10 percent.

•	Production Margin. Oil and natural gas wellhead revenues less production expenses.

ENCORE ENERGY PARTNERS LP

•	Productive Well. A producing well or a well capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

•	Proved Reserves. The estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves include unrealized production response from enhanced recovery techniques that have been proved effective by actual tests in the area and in the same reservoir.

•	Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•	SEC. The United States Securities and Exchange Commission.

•	Secondary Recovery. Enhanced recovery of oil or natural gas from a reservoir beyond the oil or natural gas that can be recovered by normal flowing and pumping operations. Secondary recovery techniques involve maintaining or enhancing reservoir pressure by injecting water, gas, or other substances into the formation. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are gas injection and waterflooding.

•	SFAS. Statement of Financial Accounting Standards.

•	Standardized Measure. Future cash inflows from proved oil and natural gas reserves, less future production costs, development costs, net abandonment costs, and income taxes, discounted at 10 percent per annum to reflect the timing of future net cash flows. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of estimated future income taxes.

•	Successful Well. A well capable of producing oil and/or natural gas in commercial quantities.

•	Tertiary Recovery. An enhanced recovery operation that normally occurs after waterflooding in which chemicals or natural gases are used as the injectant.

•	Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

ENCORE ENERGY PARTNERS LP

•	Unit. A specifically defined area within which acreage is treated as a single consolidated lease for operations and for allocations of costs and benefits without regard to ownership of the acreage. Units are established for the purpose of recovering oil and natural gas from specified zones or formations.

•	Waterflood. A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

v

ENCORE ENERGY PARTNERS LP

References in this Report to “ENP,” “we,” “our,” “us,” or similar terms refer to Encore Energy Partners LP and its subsidiaries. References in this Report to “our general partner” refer to Encore Energy Partners GP LLC, our general partner. References in this Report to “our operating company” refer to Encore Energy Partners Operating LLC, our operating company. References in this Report to “EAC” refer to Encore Acquisition Company and its subsidiaries, the ultimate parent company of our general partner. This Report contains forward-looking statements, which give our current expectations and forecasts of future events. Please read “Item 1A. Risk Factors” for a description of various factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements. Certain terms commonly used in the oil and natural gas industry and in this Report are defined above under the caption “Glossary.” In addition, all production and reserve volumes disclosed in this Report represent amounts net to us, unless otherwise noted.

PART I

ITEMS 1 and 2.  BUSINESS AND PROPERTIES

General

Our Business.  We are a Delaware limited partnership formed in February 2007 by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Our primary business objective is to make quarterly cash distributions to our unitholders at our current distribution rate and, over time, increase our quarterly cash distributions. Our properties — and oil and natural gas reserves — are located in three core areas:

•	the Big Horn Basin in Wyoming and Montana, primarily in the Elk Basin field (the “Elk Basin Assets”);

•	the Permian Basin in West Texas; and

•	the Williston Basin in North Dakota.

Proved Reserves.  Our estimated total proved reserves at December 31, 2008 were 16.6 MMBbls of oil and 56.5 Bcf of natural gas, based on December 31, 2008 spot market prices of $44.60 per Bbl of oil and $5.62 per Mcf of natural gas. On a BOE basis, our proved reserves were 26.1 MMBOE at December 31, 2008, of which approximately 64 percent was oil and approximately 89 percent was proved developed. Based on 2008 production, our ratio of reserves to production was approximately 11.3 years for total proved reserves and 10.0 years for proved developed reserves as of December 31, 2008.

Drilling.  In 2008, we drilled 7 gross (5.1 net) operated productive wells and participated in drilling 30 gross (5.2 net) non-operated productive wells for a total of 37 gross (10.3 net) productive wells. In 2008, we did not drill or participate in drilling any dry holes. We invested $15.1 million in development, exploitation, and exploration activities in 2008.

Our Relationship with Encore Acquisition Company

One of our principal attributes is our relationship with EAC. We intend to use the significant experience of EAC’s management team to execute our growth strategy. EAC is a publicly traded oil and natural gas company engaged in the acquisition and development of oil and natural gas reserves from onshore fields in the United States. Since 1998, EAC has acquired producing properties with proven reserves and leasehold acreage and grown the production and proven reserves by drilling, exploring, and reengineering or expanding existing waterflood projects. EAC’s fields are further characterized by large accumulations of original oil in place. Original oil in place is not an indication of how much oil is likely to be produced, but it is an indication of the estimated size of a reservoir. We and EAC believe that many of EAC’s oil and natural gas properties are, or after additional capital is invested may become, well suited for our partnership.

ENCORE ENERGY PARTNERS LP

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

In February 2008, we acquired certain oil and natural gas producing properties and related assets in the Permian and Williston Basins (the “Permian and Williston Basin Assets”) from Encore Operating, L.P. (“Encore Operating”), an indirect wholly owned subsidiary of EAC, in exchange for approximately $125.3 million in cash and 6,884,776 common units representing limited partner interests in us. In determining the total purchase price, the common units were valued at $125 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. Because these assets were acquired from an affiliate, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating’s historical cost and our historical financial information was recast to include the acquired properties for all periods presented.

In January 2009, we acquired certain oil and natural gas producing properties and related assets in the Arkoma Basin and royalty interest properties in Oklahoma as well as 10,300 unleased mineral acres from Encore Operating. The purchase price was $49 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3 million). Our historical results of operations, reserve data, and other operating and financial information do not include any information regarding these properties.

ENCORE ENERGY PARTNERS LP

Organizational Structure

The following diagram depicts our organizational structure as of February 18, 2009:

ENCORE ENERGY PARTNERS LP

Business Strategy

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, increase our quarterly cash distributions. Our strategy for achieving this objective is to:

•	Purchase assets from EAC through negotiated transactions. We have acquired, and expect to have additional opportunities to acquire, oil and natural gas properties directly from EAC. We will seek to acquire from EAC oil and natural gas properties with predictable production profiles, low decline rates, long reserve lives, and modest capital requirements. EAC has indicated that it intends to use us as a growth vehicle to pursue the acquisition of producing oil and natural gas properties. Because we are not subject to federal income taxation at the entity level, we believe that we have a lower cost of capital than EAC and our corporate competitors that enhances our ability to acquire oil and natural gas properties. If we purchase additional assets from EAC, we believe that we will do so in negotiated transactions and not through an auction process. Although EAC is not under any obligation to sell additional properties to us, we believe EAC will have a strong incentive to do so given its significant ownership in us.

•	Purchase assets through joint efforts with EAC. We expect to have the opportunity to participate with EAC in jointly pursuing oil and natural gas properties that may not be attractive acquisition candidates for either of us individually or that we would not be able to pursue on our own. For example, a package of oil and natural gas properties may include both long-lived assets with low-risk exploitation and development opportunities that would be of interest to us and upside opportunities requiring more capital that would be of interest to EAC. We intend to jointly pursue these and other acquisitions with EAC to the extent they would be well suited for our partnership. We believe this arrangement will provide us with a competitive advantage in the acquisition of oil and natural gas properties. Because we are not subject to federal income taxation at the entity level, we believe that we will have a lower cost of capital than our corporate competitors that could enhance our ability to acquire oil and natural gas properties.

•	Purchase assets independently of EAC. Our growth strategy includes pursuing accretive acquisitions of oil and natural gas properties with longer-lived, low-decline reserves. Such reserves typically exhibit more sustainable production profiles, thereby better enabling us to grow reserves and production and increasing the likelihood that acquired assets will benefit from enhanced recovery techniques. In addition, we intend to seek to acquire large and mature oil and natural gas fields with opportunities for incremental improvements in hydrocarbon recovery through secondary and tertiary recovery techniques, which will offer us the most potential to increase efficiency, add value, and increase cash flows. We believe that we have a cost of capital advantage relative to our corporate competitors that enhances our ability to acquire oil and natural gas properties.

•	Use the benefits of our relationship with EAC and the leadership of I. Jon Brumley and Jon S. Brumley. EAC has a successful history of pursuing and consummating acquisitions of oil and natural gas properties in the United States. Through our relationship with EAC, we have access to significant management talent and strong industry relationships that we use in implementing our strategies. I. Jon Brumley, EAC’s founder and Chairman of the Board, and Jon S. Brumley, EAC’s Chief Executive Officer and President, are actively involved in our business.

•	Use EAC’s technical expertise to identify and implement successful exploitation techniques to achieve optimum production and reserve recovery. Through our relationship with EAC, we have significant technical expertise in enhanced recovery techniques, which differentiates us from many of our competitors. In order to be successful in achieving our primary objective of increasing our quarterly cash distributions to our unitholders over time, it is important that our production either remains relatively flat or increases over time. In order to ensure that our decline rate remains low, our budget must not have a large proportion of development drilling. New wells not associated with primary or secondary recovery often have a high initial decline rate. Therefore, with too large of a development

ENCORE ENERGY PARTNERS LP

budget, our decline rate may become higher than desirable. We intend to use EAC’s technical expertise to achieve optimum production and reserve recovery.

•	Mitigate negative effects of falling commodity prices through entering into commodity derivative contracts. When appropriate, we enter into commodity derivative contracts with unaffiliated third parties in order to mitigate the effects of falling commodity prices. Our current hedging strategy is to enter into put contracts for approximately one-third of our forecasted production and fixed-price contracts (such as swaps or collars) for an additional one-third of our forecasted production. Using this approach, we have a fixed price floor for two-thirds of our forecasted production, but a fixed ceiling price for only one-third of our forecasted production, which enables us to participate in commodity price increases for our oil and natural gas while protecting two-thirds of our forecasted production if prices fall. We plan to maintain the flexibility to mitigate price risk on the remaining one-third of our forecasted production or leave the production unmitigated from price risk depending on various factors including commodity prices, budget requirements, and cash reserves.

•	Maintain relatively low levels of indebtedness and sufficient capacity under our revolving credit facility to permit us to be opportunistic with future acquisitions of oil and natural gas properties. In the future, we expect to fund a significant portion of the purchase price of acquisitions with the proceeds from equity issuances and cash flows from operations in order to maintain, over time, relatively low levels of indebtedness.

Competitive Strengths

We believe the following competitive strengths allow us to achieve our objectives of generating and growing cash available for distribution:

•	Our relationship with EAC. We believe that our relationship with EAC provides us with certain advantages, including:

•	the ability to acquire assets directly from or jointly with EAC;

•	the ability to use EAC’s technical expertise to identify and implement successful exploitation techniques to maximize production and reserve recovery;

•	strong commercial relationships throughout the oil and natural gas industry, including major oil companies; and

•	access to EAC’s broad operational, commercial, technical, risk management, and administrative infrastructure.

•	Our asset base is characterized by low-declining, stable, and long-lived production. Our properties have well understood geologic features, predictable production profiles, and modest capital requirements that make them well suited to our objective of making regular cash distributions to our unitholders. We have identified an inventory of enhanced recovery projects, which we believe will enable us to maintain our current production levels from these assets for several years.

•	The Chairman of our general partner, I. Jon Brumley, and the Chief Executive Officer and President of our general partner, Jon S. Brumley, and EAC’s experienced management, operating, and technical teams share a long working history together and in the oil and natural gas industry. Our general partner’s management team, which includes I. Jon Brumley and Jon S. Brumley, has a proven track record of enhancing value through the investment in and the acquisition, exploitation, and integration of oil and natural gas properties and related assets. The extensive experience and contacts of our general partner’s management team within the oil and natural gas industry provide a strong foundation and focus for managing and enhancing our operations, for accessing strategic acquisition opportunities, and for developing our assets.

ENCORE ENERGY PARTNERS LP

•	Our ability to use EAC’s technical expertise, particularly in enhanced recovery methods, enables us to efficiently produce and maximize the profitability of our assets. We believe EAC’s technical expertise in enhanced recovery techniques is ideally suited to enhance the value of the core properties in our portfolio. Due to the mature nature of our assets and the significant amount of hydrocarbons in place, enhancing the recovery and improving the efficiency of the operations could add considerable value.

•	Our operational control of properties representing approximately 76 percent of our proved reserves permits us to manage our operating costs and better control capital expenditures as well as the timing of development activities. We operate properties representing approximately 76 percent of our proved reserves, which allows us to control capital allocation and expenses. For 2008, our direct operating expenses consisted of LOE of $12.41 per BOE and production, ad valorem, and severance taxes of $8.16 per BOE.

•	Our cost of capital and ability to issue additional common units. Unlike our corporate competitors, we are not subject to federal income taxation at the entity level. We believe that this attribute provides us with a lower cost of capital, thereby enhancing our ability to compete for future acquisitions both individually and jointly with EAC. Our ability to issue additional common units in connection with acquisitions will enhance our financial flexibility. We believe these attributes enable us to be competitive in seeking to acquire oil and natural gas properties.

Operations

Well Operations

In general, we seek to be the operator of wells in which we have a working interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oilfield service equipment used for drilling or maintaining wells on properties we operate. Independent contractors engaged by us provide all the equipment and personnel associated with these activities.

As of December 31, 2008, we operated properties representing approximately 76 percent of our proved reserves. As the operator, we are able to better control expenses, capital allocation, and the timing of exploitation and development activities on our properties. We also own working interests in properties that are operated by third parties, and are required to pay our share of production, exploitation, and development costs. Please read “— Properties — Nature of Our Ownership Interests.” During 2008, 2007, and 2006, our development costs on non-operated properties were approximately $5.6 million, $3.1 million, and $1.0 million, respectively. We also own royalty interests in wells operated by third parties that are not burdened by production or capital costs; however, we have little or no control over the implementation of projects on these properties.

Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by us. Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services. Effective April 1, 2008, the administrative fee increased to $1.88 per BOE of our production as a result of the COPAS Wage Index Adjustment. Encore Operating also charges us for reimbursement of actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

ENCORE ENERGY PARTNERS LP

•	if we or one of our subsidiaries acquires any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by our general partner upon the recommendation of the conflicts committee of our general partner; and

•	otherwise as agreed upon by Encore Operating and our general partner, with the approval of the conflicts committee of our general partner.

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

Seasonal Nature of Business

Oil and gas producing operations are generally not seasonal. However, demand for some of our products can fluctuate season to season, which impacts price. In particular, heavy oil is typically in higher demand in the summer for its use in road construction, and natural gas is generally in higher demand in the winter for heating.

ENCORE ENERGY PARTNERS LP

Production and Price History

The following table sets forth information regarding our net production volumes, average realized prices, and average costs per BOE for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Total Production Volumes:
Oil (MBbls)	1,655	1,436	292
Natural gas (MMcf)	3,925	3,418	3,298
Combined (MBOE)	2,309	2,006	842
Average Daily Production Volumes:
Oil (Bbl/D)	4,521	4,580	801
Natural gas (Mcf/D)	10,723	9,543	9,034
Combined (BOE/D)	6,308	6,171	2,306
Average Realized Prices:
Oil (per Bbl)	$89.19	$59.25	$60.83
Natural gas (per Mcf)	8.80	6.94	7.01
Combined (per BOE)	78.88	54.25	48.59
Average Costs per BOE:
Lease operations expense	$12.41	$10.74	$8.24
Production, ad valorem, and severance taxes	8.16	5.81	4.45
Depletion, depreciation, and amortization	16.33	16.09	6.28
Exploration	0.08	0.06	0.03
Derivative fair value loss (gain)	(41.96)	13.11	—
General and administrative	5.25	6.08	2.06
Other operating expense	0.57	0.54	0.64
Marketing loss (gain)	0.06	(0.95)	—

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2008. Wells are classified as oil or natural gas wells according to their predominant production stream. Gross wells are the total number of productive wells in which we have an interest, and net wells are determined by multiplying gross wells by our average working interest. As of December 31, 2008, we owned a working interest in 2,111 gross wells. We also hold royalty interests in units and acreage beyond the wells in which we have a working interest.

	Oil Wells			Natural Gas Wells
			Average			Average
	Gross	Net	Working	Gross	Net	Working
	Wells(a)	Wells	Interest	Wells(a)	Wells	Interest

Elk Basin	330	249	75%	41	30	73%
Williston Basin	29	19	66%	—	—	0%
Permian Basin	1,258	162	13%	453	190	42%

Total	1,617	430	27%	494	220	45%

(a)	Our total wells include 744 operated wells and 1,367 non-operated wells. At December 31, 2008, 17 of our wells had multiple completions.

ENCORE ENERGY PARTNERS LP

Acreage

The following table sets forth information relating to our leasehold acreage at December 31, 2008. Developed acreage is assigned to productive wells. Undeveloped acreage is acreage held under lease, permit, contract, or option that is not in a spacing unit for a producing well, including leasehold interests identified for exploitation or exploratory drilling. As of December 31, 2008, our undeveloped acreage in the Permian Bain represented approximately 65 percent of our total net undeveloped acreage. All of our oil and natural gas leases are held by production, which means that for as long as our wells continue to produce oil or natural gas, we will continue to own the lease.

	Gross Acreage	Net Acreage

Elk Basin:
Developed	16,234	13,356
Undeveloped	—	—

	16,234	13,356

Williston Basin:
Developed	15,896	10,526
Undeveloped	2,327	2,079

	18,223	12,605

Permian Basin:
Developed	39,925	23,208
Undeveloped	6,507	3,842

	46,432	27,050

Total:
Developed	72,055	47,090
Undeveloped	8,833	5,921

	80,888	53,011

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

ENCORE ENERGY PARTNERS LP

The following table sets forth information with respect to wells completed during the periods indicated, regardless of when development was initiated. This information should not be considered indicative of future performance, nor should a correlation be assumed between productive wells drilled, quantities of reserves discovered, or economic value.

	Year Ended December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive	37	10	34	12	13	3
Dry holes	—	—	1	1	—	—

	37	10	35	13	13	3

Exploratory Wells:
Productive	—	—	4	3	—	—
Dry holes	—	—	—	—	—	—

	—	—	4	3	—	—

Total:
Productive	37	10	38	15	13	3
Dry holes	—	—	1	1	—	—

	37	10	39	16	13	3

Present Activities

As of December 31, 2008, we had a total of 1 gross (0.3 net) development well that had reached total depth and was in the process of being completed pending first production.

Delivery Commitments and Marketing Arrangements

We have no delivery commitments at prices other than market prices or for terms greater than one year. Our oil and natural gas production is principally sold to marketers, processors, refiners, and other purchasers that have access to nearby pipeline, processing, and gathering facilities. In areas where there is no practical access to pipelines, oil is trucked to central storage facilities where it is aggregated and sold to various markets and downstream purchasers. Our production sales agreements generally contain customary terms and conditions for the oil and natural gas industry, provide for sales based on prevailing market prices in the area, and generally have terms of one year or less.

Our natural gas production and gathered natural gas from operated Permian Basin properties is generally sold on the spot market or under market-sensitive, short-term agreements with purchasers, including the marketing affiliates of intrastate and interstate pipelines, independent marketing companies, gas processing companies, and other purchasers who have the ability to pay the highest price for the natural gas production and move the natural gas under the most efficient and effective transportation agreements. Because all of our natural gas from operated Permian Basin properties is sold under market-priced agreements, we are positioned to take advantage of future increases in natural gas prices, but we are also subject to any future price declines. We do not market our own natural gas on our non-operated Permian Basin properties, but receive our share of revenues from the operator.

The marketing of our Elk Basin heavy sour crude oil production is through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections to other interstate pipelines. Our Elk Basin sweet crude oil production is transported from the field by a third party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. We sell oil production from our operated Permian Basin at the wellhead to third party gathering and marketing companies. Any restrictions on the available capacity to transport oil through any of the above mentioned pipelines, or any other pipelines,

ENCORE ENERGY PARTNERS LP

or any interruption in refining throughput capacity could have a material adverse effect on our production volumes and the prices we receive for our production.

The difference between NYMEX market prices and the price received at the wellhead for oil and natural gas production is commonly referred to as a differential. In recent years, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have affected this differential. We cannot accurately predict future crude oil and natural gas differentials. Increases in the differential between the NYMEX price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial position, cash flows, and ability to make distributions. The following table illustrates the relationship between oil and natural gas wellhead prices as a percentage of average NYMEX prices by quarter for 2008, as well as our expected differentials for the first quarter of 2009:

	Actual				Forecast
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
	of 2008	of 2008	of 2008	of 2008	of 2009

Oil wellhead to NYMEX percentage	89%	90%	93%	80%	73%
Natural gas wellhead to NYMEX percentage	98%	101%	96%	87%	104%

Principal Customers

For 2008, our largest purchasers were Marathon Oil Corporation, ConocoPhillips, and Chevron Corporation, which accounted for 24 percent, 23 percent, and 10 percent, respectively, of our total sales of production. Our marketing of oil and natural gas can be affected by factors beyond our control, the potential effects of which cannot be accurately predicted. Management believes that the loss of any one purchaser would not have a material adverse effect on our ability to market our oil and natural gas production.

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from other independents and major oil companies in acquiring properties. Many of these competitors have resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for, and purchase a greater number of properties or prospects than our resources will permit.

We are also affected by competition for rigs and the availability of related equipment. The oil and natural gas industry has experienced shortages of rigs, equipment, pipe, and personnel, which has delayed development and exploitation activities and has caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program.

Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases, and development rights, and we may not be able to compete satisfactorily when attempting to acquire additional properties.

ENCORE ENERGY PARTNERS LP

Properties

Nature of Our Ownership Interests

The following table sets forth the net production, proved reserve quantities, and PV-10 of our properties by principal area of operation as of and for the periods indicated:

					Proved Reserve Quantities				PV-10
	2008 Net Production				at December 31, 2008				at December 31, 2008
		Natural				Natural
	Oil	Gas	Total	Percent	Oil	Gas	Total	Percent	Amount(a)	Percent
	(MBbls)	(MMcf)	(MBOE)		(MBbls)	(MMcf)	(MBOE)		(In thousands)

Elk Basin	1,240	365	1,300	56%	11,172	923	11,326	43%	$83,669	41%
Williston Basin	125	34	131	6%	1,815	612	1,916	7%	15,938	8%
Permian Basin	290	3,526	878	38%	3,654	55,005	12,822	50%	106,145	51%

Total	1,655	3,925	2,309	100%	16,641	56,540	26,064	100%	$205,752	100%

(a)	Giving effect to commodity derivative contracts, our PV-10 would increase by $87.1 million at December 31, 2008. Standardized Measure at December 31, 2008 was $200.0 million. Standardized Measure differs from PV-10 by $5.7 million because Standardized Measure includes the effect of future net abandonment costs and future income taxes. Since we are taxed as a partnership that is not subject to federal income taxes, future income taxes reflect the impact of estimated future Texas margin taxes in the Permian Basin area.

The estimates of our proved oil and natural gas reserves are based on estimates prepared by Miller and Lents, Ltd. (“Miller and Lents”), independent petroleum engineers. Guidelines established by the SEC regarding the present value of future net revenues were used to prepare these reserve estimates. Oil and natural gas reserve engineering is and must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and estimates of other engineers might differ materially from those included herein. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates and their PV-10 are inherently imprecise, subject to change, and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

During 2008, we filed the estimates of our oil and natural gas reserves as of December 31, 2007 with the U.S. Department of Energy on Form EIA-23. As required by Form EIA-23, the filing reflected only gross production that comes from our operated wells at year-end. Those estimates came directly from our reserve report prepared by Miller and Lents.

ENCORE ENERGY PARTNERS LP

Our Areas of Operation

All of our properties are located in the Big Horn Basin of Wyoming and Montana, the Permian Basin of West Texas, and the Williston Basin of North Dakota, which are mature producing regions with well known geologic characteristics. These properties are located within fields that exhibit long-lived production. Most of our properties have been producing for more than 33 years, and one field has been producing continuously for more than 63 years.

Elk Basin Properties

Our Elk Basin properties are located in the Big Horn Basin in northwestern Wyoming and south central Montana. The Big Horn Basin is characterized by oil and natural gas fields with long production histories and multiple producing formations. The Big Horn Basin is a prolific basin and has produced over 1.8 billion Bbls of oil since its discovery in 1906.

In March 2007, we acquired our properties in the Elk Basin field, Northwest Elk Basin field, and the South Elk Basin field for approximately $330.7 million, including transaction costs of approximately $1.1 million. The producing horizons in these fields are the Embar-Tensleep, Madison, Frontier, and Big Horn formations. During 2008, production from the Elk Basin Assets averaged approximately 3,552 BOE/D, of which approximately 95 percent was oil. The Elk Basin Assets had estimated proved reserves at December 31, 2008 of 11.3 MMBOE, of which 10.3 MMBOE was proved developed and 1.0 MMBOE was proved undeveloped. Approximately 95 percent of our proved reserves of the Elk Basin Assets are located in the Elk Basin field.

ENCORE ENERGY PARTNERS LP

Our properties in the Elk Basin area include 16,234 gross acres (13,356 net) located in Park County, Wyoming and Carbon County, Montana. During 2008, we drilled 3 gross (2.5 net) wells and invested approximately $1.7 million of capital to develop these properties. All of our production in the Elk Basin area is operated. Our Elk Basin properties have a production decline rate of approximately 11.5 percent per year and a reserve-to-production ratio of approximately 8.7 years.

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

Embar-Tensleep Formation.  Production in the Embar-Tensleep formation is being enhanced through a tertiary recovery technique involving effluent gas, or flue gas, from a natural gas processing facility located in the Elk Basin field. From 1949 to 1974, flue gas was injected into the Embar-Tensleep formation to increase pressure and improve production of resident hydrocarbons. Flue gas injection was re-established in 1998, and pressure monitoring wells indicate that the reservoir pressure continues to increase.

Our wells in the Embar-Tensleep formation of the Elk Basin field are drilled to a depth of 4,200 to 5,400 feet. We hold an average 62 percent working interest and an average 56 percent net revenue interest in these wells. At December 31, 2008, the Embar-Tensleep formation had estimated total proved reserves of 4.9 MMBOE, all of which were oil and 95 percent of which were proved developed.

Madison Formation.  Production in the Madison formation is being enhanced through a waterflood. We believe that we can enhance production in the Madison formation by, among other things, reestablishing optimal injection and producing well patterns.

Our wells in the Madison formation of the Elk Basin field are drilled to a depth of 4,800 to 5,800 feet. We hold an average 67 percent working interest and an average 61 percent net revenue interest in these wells. The Madison formation had estimated total proved reserves at December 31, 2008 of 5.5 MMBOE, all of which were oil and 86 percent of which were proved developed.

Frontier Formation.  The Frontier formation is being produced through primary recovery techniques.

Our wells in the Frontier formation of the Elk Basin field are typically drilled to a depth of 1,600 to 2,900 feet. We hold an average 90 percent working interest and an average 76 percent net revenue interest in our wells in the Frontier formation. The Frontier formation had estimated total proved reserves at December 31, 2008 of 233 MBOE, 57 percent of which were oil and all of which were proved developed.

Other Oil and Natural Gas Properties.  We also operate wells in the Big Horn, Embar-Tensleep, and Madison formations in the Northwest Elk Basin field and in the Embar-Tensleep, Middle Frontier, Torchlight, and Peay Sand formations in the South Elk Basin field. We hold an average 92 percent working interest and an average 78 percent net revenue interest in our wells in these fields.

The Northwest Elk Basin field and South Elk Basin field had estimated total proved reserves at December 31, 2008 of 730 MBOE, 93 percent of which were oil and all of which were proved developed.

Natural Gas Processing Plant.  We operate and own a 62 percent interest in the Elk Basin natural gas processing plant near Powell, Wyoming, which was first placed into operation in the 1940s. ExxonMobil Corporation owns a 34 percent interest in the Elk Basin natural gas processing plant, and other parties own the remaining 4 percent interest.

The Elk Basin natural gas processing plant is a refrigeration natural gas processing plant that receives natural gas supplies through a natural gas gathering system from fields in the Elk Basin and South Elk Basin

ENCORE ENERGY PARTNERS LP

fields. During 2008, the Elk Basin natural gas processing plant produced approximately 445 net Bbls of NGLs per day, primarily propane, normal butane, and natural gasoline.

Pipelines.  We own and operate one crude oil pipeline system and two natural gas gathering pipeline systems. The Clearfork pipeline is regulated by the FERC and transports approximately 4,200 Bbls/D of crude oil from the Elk Basin field and South Elk Basin field to a pipeline operated by Marathon Oil Corporation for further delivery to other markets. Most of the crude oil transported by the Clearfork pipeline is eventually sold to refineries in Billings, Montana. The Clearfork pipeline receives crude oil from various interconnections with local gathering systems.

The Wildhorse pipeline system is an approximately 12-mile natural gas gathering system that transports approximately 1.3 MMcf/D of low-sulfur natural gas from the Elk Basin and South Elk Basin fields to our Elk Basin natural gas processing plant. The natural gas transported by the Wildhorse gathering system is sold into the WBI Pipeline.

We also own a small natural gas gathering system that transports approximately 12.5 MMcf/D of high sulfur natural gas from the Elk Basin field to our Elk Basin natural gas processing plant.

Williston Basin Properties

Our Williston Basin properties include three fields: Horse Creek, Charlson Madison Unit, and Elk. The Horse Creek field is located in Bowman County, North Dakota and has producing oil wells from multiple horizons in the Red River formation. The Charlson Madison Unit produces from the unitized Madison formation. The Elk field is operated and produces from wells in McKenzie County, North Dakota. During 2008, production from the Williston Basin Assets averaged approximately 358 BOE/D, of which approximately 96 percent was oil. The Williston Basin Assets had estimated proved reserves at December 31, 2008 of 1.9 MMBOE, of which 1.7 MMBOE were proved developed.

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

Our Permian Basin properties include six fields: Crockett, Nolley-McFarland, Dune, North Cowden, Champmon, and Yates. The Crockett field is located in Crockett County, Texas and consists of gas wells completed in tight sand deposits at 6,500 to 8,500 feet of depth from the Canyon Sand and Strawn formations. The Nolley-McFarland field is located in Andrews County, Texas and produces from the Queen and Wolfcamp formations. The Dune field is a waterflood property located in Crane County, Texas. The North Cowden field is a legacy West Texas field located in Ector County, Texas. The North Cowden field has been undergoing secondary waterflood operations since the 1970s. More recently, the field has successfully piloted CO2 injection as a tertiary method for recovering additional oil. The Champmon field is located on a Strawn reef structure in Gaines County, Texas. The field was discovered in 1996 and is drilled on 40-acre spacing.

For 2008, production from our Permian Basin properties was approximately 14.4 MMcfe/D, 67 percent of which was natural gas. Our Permian Basin properties had estimated proved reserves at December 31, 2008 of 76.9 Bcfe, of which 66.2 Bcfe was proved developed and 10.7 Bcfe was proved undeveloped. As of December 31, 2008, our Permian Basin properties consisted of 46,432 gross (27,050 net) acres located in Crockett County, Texas. During 2008, we drilled 34 gross (7.8 net) successful wells and invested approximately $12.0 million of capital to develop these properties.

Operated Properties.  We operate 175 gross wells in the Angus and Henderson fields in the Ozona area in Crockett County, Texas. The wells are typically drilled to a depth of approximately 8,000 feet. These wells produce from the Canyon Sand formation. The Canyon Sand produces from several sands over a gross interval

ENCORE ENERGY PARTNERS LP

of 400 to 500 feet. The wells have been drilled to the allowable 40-acre spacing. We hold an average working interest of 68 percent and an average net revenue interest of 60 percent in these wells.

Non-Operated Properties.  We own non-operated interests in the Davidson Ranch, Hunt-Baggett, Live Oak Draw, and Ozona fields in Crockett County, Texas. At December 31, 2008, we held an average working interest of 36 percent and an average net revenue interest of 23 percent in the wells developed in this area. These wells produce from the Canyon Sand and Strawn formations at depths of 8,000 to 9,000 feet. Many of the wells were not completed in all of the known producing intervals.

The Canyon Sand formation in Crockett County is drilled to 40-acre spacing, and many of our non-operated leases have quality drilling locations remaining to be developed. We have identified 7.1 Bcfe of proved undeveloped reserves on these properties.

Our properties in Crockett County are operated by several companies, but a majority of the wells are operated by a private oil and gas company that has drilled over 80 wells in Crockett County, Texas since 2000. Historically, we have participated with this company in drilling 2 to 4 wells per year and hold an average working interest of approximately 46 percent.

Recently Acquired Properties

In January 2009, we acquired certain oil and natural gas producing properties and related assets in the Arkoma Basin and royalty interest properties in Oklahoma as well as 10,300 unleased mineral acres from Encore Operating for $49 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3 million).

The royalty interest properties include interests in over 1,700 wells in Arkansas, Texas, and Oklahoma as well as 10,300 unleased mineral acres. The Arkoma Basin properties consist of non-operated working interests in over 100 producing wells in the Chismville field. The properties have total proved reserves of approximately 2.8 MMBOE, 73 percent of which are proved developed producing and 87 percent of which are natural gas. The properties currently produce approximately 500 BOE/D, or 3 MMcfe/D, of which 91 percent is natural gas. The estimated average reserve-to-production ratio is 15.3 years.

Title to Properties

We believe that we have satisfactory title to our oil and natural gas properties in accordance with standards generally accepted in the oil and natural gas industry.

Our properties are subject, in one degree or another, to one or more of the following:

•	royalties, overriding royalties, and other burdens under oil and natural gas leases;

•	contractual obligations, including, in some cases, development obligations arising under operating agreements, farm-out agreements, production sales contracts, and other agreements that may affect the properties or their titles;

•	liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors, and contractual liens under operating agreements;

•	pooling, unitization, and communitization agreements, declarations, and orders; and

•	easements, restrictions, rights-of-way, and other matters that commonly affect property.

We believe that the burdens and obligations affecting our properties do not, in the aggregate, materially interfere with the use of the properties.

We have granted mortgage liens on substantially all of our oil and natural gas properties in favor of Bank of America, N.A., as agent, to secure borrowings under our revolving credit facility. These mortgages and the

ENCORE ENERGY PARTNERS LP

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

Environmental Matters and Regulation

General.  Our operations are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges, and solid waste management. These laws and regulations may, among other things:

•	require the acquisition of various permits before development commences;

•	require the installation of pollution control equipment;

•	enjoin some or all of the operations of facilities deemed in non-compliance with permits;

•	restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with oil and natural gas development, production, and transportation activities;

•	restrict the way in which wastes are handled and disposed;

•	limit or prohibit development activities on certain lands lying within wilderness, wetlands, areas inhabited by threatened or endangered species, and other protected areas;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells;

•	impose substantial liabilities for pollution resulting from operations; and

•	require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement for operations affecting federal lands or leases.

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

The following is a discussion of relevant environmental and safety laws and regulations that relate to our operations.

Waste Handling.  The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the federal Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas are regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils that may be regulated as hazardous wastes.

ENCORE ENERGY PARTNERS LP

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although petroleum, including crude oil, and natural gas are excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, we generate wastes that may fall within the definition of a “hazardous substance.” We believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, yet hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by us. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

The Elk Basin Assets have been used for oil and natural gas exploration and production for many years. There have been known releases of hazardous substances, wastes, or hydrocarbons at the properties, and some of these sites are undergoing active remediation. The risks associated with these environmental conditions, and the cost of remediation, were assumed by us, subject only to limited indemnity from the seller of the Elk Basin Assets. Releases may also have occurred in the past that have not yet been discovered, which could require costly future remediation. In addition, we assumed the risk of various other unknown or unasserted liabilities associated with the Elk Basin Assets that relate to events that occurred prior to our acquisition. If a significant release or event occurred in the past, the liability for which was not retained by the seller or for which indemnification from the seller is not available, it could adversely affect our results of operations, financial position, cash flows, and ability to make distributions.

Our Elk Basin Assets include a natural gas processing plant. Previous environmental investigations of the Elk Basin natural gas processing plant indicate historical soil and groundwater contamination by hydrocarbons and the presence of asbestos-containing material at the site. Although the environmental investigations did not identify an immediate need for remediation of the suspected historical contamination, the extent of the contamination is not known and, therefore, the potential liability for remediating this contamination may be significant. In the event we ceased operating the gas plant, the cost of decommissioning it and addressing the previously identified environmental conditions and other conditions, such as waste disposal, could be significant. We do not anticipate ceasing operations at the Elk Basin natural gas processing plant in the near future nor a need to commence remedial activities at this time. However, a regulatory agency could require us to investigate and remediate any contamination while the gas plant remains in operation. As of December 31, 2008, we have recorded $4.4 million as future abandonment liability for decommissioning the Elk Basin natural gas processing plant. Due to the significant uncertainty associated with the known and unknown environmental liabilities at the gas plant, our estimate of the future abandonment liability includes a large

ENCORE ENERGY PARTNERS LP

contingency. Our estimates of the future abandonment liability and compliance costs are subject to change and the actual cost of these items could vary significantly from those estimates.

Water Discharges.  The Clean Water Act (“CWA”), and analogous state laws, impose strict controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Spill prevention, control, and countermeasure requirements of CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of CWA and analogous state laws and regulations.

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

Permits and related compliance obligations under CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require oil and natural gas exploration and production operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some oil and natural gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations, and enforcement actions. Oil and natural gas exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the atmosphere. In response to such studies, Congress is considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases. Also, as a result of the Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Supreme Court’s holding in Massachusetts that greenhouse gases fall under CAA’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under various CAA programs,

ENCORE ENERGY PARTNERS LP

including those used in oil and natural gas exploration and production operations. It is not possible to predict how legislation that may be enacted to address greenhouse gas emissions would impact the oil and natural gas exploration and production business. However, future laws and regulations could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial condition, demand for our operations, results of operations, cash flows, and ability to make distributions.

Activities on Federal Lands.  Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Our current exploration and production activities and planned exploration and development activities on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of our oil and natural gas projects.

Occupational Safety and Health Act (“OSH Act”) and Other Laws and Regulation. We are subject to the requirements of OSH Act and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSH Act and comparable requirements.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities during 2008, and, as of the date of this Report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2009. However, accidental spills or releases may occur in the course of our operations, and we may incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the passage of more stringent laws or regulations in the future may have a negative impact on our business, financial condition, results of operations, or ability to make distributions.

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

ENCORE ENERGY PARTNERS LP

Development and Production.  Our operations are subject to various types of regulation at the federal, state, and local levels. These types of regulation include requiring permits for the development of wells, development bonds, and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	location of wells;

•	methods of developing and casing wells;

•	surface use and restoration of properties upon which wells are drilled;

•	plugging and abandoning of wells; and

•	notification of surface owners and other third parties.

State laws regulate the size and shape of development and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts in order to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and NGLs within its jurisdiction.

Interstate Crude Oil Transportation.  Our Clearfork crude oil pipeline is an interstate common carrier pipeline, which is subject to regulation by the Federal Energy Regulatory Commission (the “FERC”) under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992 (“EP Act 1992”). The ICA and its implementing regulations give the FERC authority to regulate the rates we charge for service on that interstate common carrier pipeline and generally require the rates and practices of interstate oil pipelines to be just, reasonable, and nondiscriminatory. The ICA also requires us to maintain tariffs on file with the FERC that set forth the rates we charge for providing transportation services on our interstate common carrier liquids pipeline as well as the rules and regulations governing these services. Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months and require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful. The FERC and interested parties can also challenge tariff rates that have become final and effective. EP Act 1992 deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such “grandfathered” rates. EP Act 1992 and its implementing regulations also allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates, and settlement rates as alternatives to the indexing approach.

Natural Gas Gathering.  Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC. We own a number of facilities that we believe would meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC’s jurisdiction. In the states in which we operate, regulation of gathering facilities and intrastate pipeline facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirement and complaint-based rate regulation.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels since the FERC has taken a less stringent approach to regulation of the offshore gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations also may be or become

ENCORE ENERGY PARTNERS LP

subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Sales of Natural Gas.  The price at which we buy and sell natural gas is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms, and cost of pipeline transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing operations, and we note that some of the FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with which we compete.

The Energy Policy Act of 2005 (“EP Act 2005”) gave the FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended NGA to prohibit market manipulation and also amended NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violations of NGA, NGPA, and any rules, regulations, or orders of the FERC to up to $1,000,000 per day, per violation. In 2006, the FERC issued a rule regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement, or omit a material fact, or engage in any practice, act, or course of business that operates or would operate as a fraud. This final rule works together with the FERC’s enhanced penalty authority to provide increased oversight of the natural gas marketplace.

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

States also regulate the method of developing new fields, the spacing and operation of wells, and the prevention of waste of oil and natural gas resources. States may regulate rates of production and establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but they may do so in the future. The effect of these regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, and to limit the number of wells or locations we can drill.

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

ENCORE ENERGY PARTNERS LP

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

Employees

The officers of our general partner manage our operations and activities. However, neither we, our subsidiaries, nor our general partner have employees. Encore Operating performs administrative services for us pursuant to an administrative services agreement. For additional information regarding the administrative services agreement, please read “Administrative Services Agreement” included in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

As of December 31, 2008, EAC had a staff of 394 persons, including 34 engineers, 17 geologists, and 14 landmen, none of which are represented by labor unions or covered by any collective bargaining agreement. We believe that EAC’s relations with its employees are satisfactory.

Principal Executive Office

Our principal executive office is located at 777 Main Street, Suite 1400, Fort Worth, Texas 76102. Our main telephone number is (817) 877-9955.

Available Information

We make available electronically, free of charge through our website (www.encoreenp.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with or furnish such material to the SEC. In addition, you may read and copy any materials that we file with the SEC at its public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information concerning the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

We have adopted a code of business conduct and ethics that applies to all directors, officers, and employees of our general partner, including the principal executive and financial officers. The code of business conduct and ethics is available on our website. In the event that we make changes in, or provide waivers from, the provisions of this code of business conduct and ethics that the SEC or the NYSE requires us to disclose, we intend to disclose these events on our website.

The board of directors of our general partner has two standing committees: (1) audit and (2) conflicts. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. The audit committee charter, our code of business conduct and ethics, and our corporate governance guidelines are available on our website and are also available in print upon written request to the Corporate Secretary, Encore Energy Partners GP LLC, 777 Main Street, Suite 1400, Fort Worth, Texas 76102.

The information on our website or any other website is not incorporated by reference into this Report.

ENCORE ENERGY PARTNERS LP

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the information provided elsewhere in this Report. If any of the risks described below or elsewhere in this Report were actually to occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, we may not be able to pay distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment.

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

The amount of cash we actually generate depends upon numerous factors related to our business that may be beyond our control, including, among other things, the risks described in this section. In addition, the actual amount of cash that we have available for distribution depends on other factors, including:

•	our capital expenditures;

•	our ability to make borrowings under our revolving credit facility to pay distributions;

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in our revolving credit facility or future debt agreements;

•	fluctuations in our working capital needs;

•	general and administrative expenses;

•	cash settlements of commodity derivative contracts;

•	timing and collectibility of receivables; and

•	the amount of cash reserves established by our general partner for the proper conduct of our business.

Our oil and natural gas reserves naturally decline, and we will be unable to sustain distributions at the current level without making accretive acquisitions or substantial capital expenditures that maintain or grow our asset base.

Because our oil and natural gas properties are a depleting asset, our future oil and natural gas reserves, production volumes, cash flow, and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find, or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition, and results of operations and reduce cash available for distribution.

We need to make substantial capital expenditures to maintain and grow our asset base, which reduce our cash available for distribution. Because the timing and amount of these capital expenditures fluctuate each quarter, we expect to reserve substantial amounts of cash each quarter to finance these expenditures over time. We may use the reserved cash to reduce indebtedness until we make the capital expenditures. Over a longer

ENCORE ENERGY PARTNERS LP

period of time, if we do not set aside sufficient cash reserves or make sufficient expenditures to maintain our asset base, we will be unable to pay distributions at the current level from cash generated from operations and would therefore expect to reduce our distributions.

If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of our unitholders’ investment in us as opposed to a return on investment. Also, if we do not make sufficient growth capital expenditures, we will be unable to expand our business operations and will therefore be unable to raise future distributions.

To fund our capital expenditures, we must use cash generated from our operations, additional borrowings, or the issuance of additional equity or debt securities, or some combination thereof, which would limit our ability to pay distributions at the then-current distribution rate.

The use of cash generated from operations to fund capital expenditures reduces cash available for distribution to our unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions, and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business, results of operations, financial condition, and ability to pay distributions. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partnership interests may result in significant unitholder dilution, thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could limit our ability to pay distributions at the then-current distribution rate.

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

Oil and natural gas prices are very volatile. A decline in commodity prices could cause a decline in our liquidity and cash flows from operations, which may force us to reduce our distributions or cease paying distributions altogether.

The oil and natural gas markets are very volatile, and we cannot accurately predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of additional factors that are beyond our control, such as:

•	overall domestic and global economic conditions;

•	weather conditions;

•	political and economic conditions in oil and natural gas producing countries, including those in the Middle East, Africa, and South America;

•	actions of the Organization of Petroleum Exporting Countries and state-controlled oil companies relating to oil price and production controls;

•	the impact of U.S. dollar exchange rates on oil and natural gas prices;

•	technological advances affecting energy consumption and energy supply;

ENCORE ENERGY PARTNERS LP

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity, capacity, cost, and availability of oil and natural gas pipelines and other transportation facilities;

•	the availability of refining capacity; and

•	the price and availability of alternative fuels.

The worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $39 per Bbl in mid-February 2009 and natural gas prices have declined from over $13 per Mcf to below $4.25 per Mcf over the same period. In addition, the forecasted prices for 2009 have also declined. Notwithstanding significant declines in oil and natural gas prices since July 2008, there has not been a corresponding decrease in oilfield service costs as of February 2009. If oilfield service costs remain elevated in relation to prevailing oil and natural gas prices, our results of operations and cash flows could be adversely affected.

Our revenue, profitability, and cash flow depend upon the prices of and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:

•	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically;

•	reduce the amount of cash flow available for capital expenditures, repayment of indebtedness, and other corporate purposes;

•	result in a decrease in the borrowing base under our revolving credit facility or otherwise limit our ability to borrow money or raise additional capital; and

•	impair our ability to pay distributions.

If we raise our distribution levels in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during periods of low commodity prices.

An increase in the differential between benchmark prices of oil and natural gas and the wellhead price we receive could significantly reduce our cash available for distribution and adversely affect our financial condition and results of operations.

The prices that we receive for our oil and natural gas production sometimes trade at a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price we receive is called a differential. We cannot accurately predict oil and natural gas differentials. For example, the oil production from our Elk Basin Assets has historically been sold at a higher discount to NYMEX as compared to our Permian Basin Assets due to competition from Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, and corresponding deep pricing discounts by regional refiners. Increases in differentials could significantly reduce our cash available for distribution and adversely affect our financial condition and results of operations.

ENCORE ENERGY PARTNERS LP

Price declines may result in a write-down of our asset carrying values, which could have a material adverse effect on our results of operations and limit our ability to borrow and make distributions.

Declines in oil and natural gas prices may result in our having to make substantial downward revisions to our estimated reserves. If this occurs, or if our estimates of development costs increase, production data factors change, or development results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties and goodwill. If we incur such impairment charges, it could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our revolving credit facility, which in turn may adversely affect our ability to make cash distributions to our unitholders. In addition, any write-downs that result in a reduction in our borrowing base could require prepayments of indebtedness under our revolving credit facility.

Our commodity derivative contract activities could result in financial losses or could reduce our income and cash flows, which may adversely affect our ability to pay distributions to our unitholders. Furthermore, in the future our commodity derivative contract positions may not adequately protect us from changes in commodity prices.

To achieve more predictable cash flow and to reduce our exposure to fluctuations in the price of oil and natural gas, we enter into derivative arrangements for a significant portion of our forecasted oil and natural gas production. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities, as well as to the ability of counterparties under our commodity derivative contracts to satisfy their obligations to us. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual prices we realize in our operations. Changes in oil and natural gas prices could result in losses under our commodity derivative contracts.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the notional amount of our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from the sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our derivative activities are subject to the following risks:

•	a counterparty may not perform its obligation under the applicable derivative instrument, which risk may have been exacerbated by the worldwide financial and credit crisis; and

•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, which may result in payments to our derivative counterparty that are not accompanied by our receipt of higher prices from our production in the field.

In addition, certain commodity derivative contracts that we may enter into may limit our ability to realize additional revenues from increases in the prices for oil and natural gas.

We have oil and natural gas commodity derivative contracts covering a significant portion of our forecasted production for 2009. These contracts are intended to reduce our exposure to fluctuations in the price of oil and natural gas. We have a much smaller commodity derivative contract portfolio covering our forecasted production for 2010, 2011, and 2012, and no commodity derivative contracts covering production beyond 2012. After 2009 and unless we enter into new commodity derivative contracts, our exposure to oil and natural gas price volatility will increase significantly each year as our commodity derivative contracts expire. We may not be able to obtain additional commodity derivative contracts on acceptable terms, if at all. Our failure to mitigate our exposure to commodity price volatility through commodity derivative contracts could have a negative effect on our financial condition and results of operation and significantly reduce our cash flows.

ENCORE ENERGY PARTNERS LP

The counterparties to our derivative contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

As of December 31, 2008, we were entitled to future payments of approximately $108.8 million from counterparties under our commodity derivative contracts. The worldwide financial and credit crisis may have adversely affected the ability of these counterparties to fulfill their obligations to us. If one or more of our counterparties is unable or unwilling to make required payments to us under our commodity derivative contracts, it could have a material adverse effect on our financial condition, results of operations, and ability to make distributions.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of oil or natural gas in an exact way. In estimating our oil and natural gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to oil and natural gas prices, production levels, capital expenditures, operating and development costs, the effects of regulation, and availability of funds. If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and our estimates of the future net cash flows from our reserves could change significantly.

Our Standardized Measure is calculated using prices and costs in effect as of the date of estimation, less future development, production, abandonment, and income tax expenses, and discounted at 10 percent per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. The Standardized Measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

The reserve estimates we make for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates, and the timing of development expenditures.

The timing of both our production and our incurrence of expenses in connection with the development, production, and abandonment of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10 percent discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Developing and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

The cost of developing, completing, and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. If commodity prices decline, the cost of developing, completing and operating a well may not decline in proportion to the prices that we receive for our production, resulting in higher operating and capital costs as a percentage of oil and natural gas revenues. For instance, oil and natural gas prices declined from record levels in early July 2008 of over $140 per Bbl and $13 per Mcf, respectively, to below $39 per Bbl and below $4.25 per Mcf, respectively, in mid-February 2009. Notwithstanding significant

ENCORE ENERGY PARTNERS LP

declines in oil and natural gas prices since July 2008, there has not been a corresponding decrease in oilfield service costs as of February 2009. If oilfield service costs remain elevated in relation to prevailing oil and natural gas prices, our results of operations and cash flows could be adversely affected. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce as much oil and natural gas as we had estimated. Furthermore, our development and production operations may be curtailed, delayed, or canceled as a result of other factors, including:

•	higher costs, shortages of, or delivery delays of rigs, equipment, labor, or other services;

•	unexpected operational events and/or conditions;

•	reductions in oil and natural gas prices;

•	increases in severance taxes;

•	limitations in the market for oil and natural gas;

•	adverse weather conditions and natural disasters;

•	facility or equipment malfunctions, and equipment failures or accidents;

•	title problems;

•	pipe or cement failures and casing collapses;

•	compliance with environmental and other governmental requirements;

•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures, and discharges of toxic gases;

•	lost or damaged oilfield development and service tools;

•	unusual or unexpected geological formations, and pressure or irregularities in formations;

•	loss of drilling fluid circulation;

•	fires, blowouts, surface craterings, and explosions;

•	uncontrollable flows of oil, natural gas, or well fluids; and

•	loss of leases due to incorrect payment of royalties.

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

A significant portion of our production and our reserves rely on secondary and tertiary recovery techniques. If production response is less than forecasted for a particular project, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing capital. Risks associated with secondary and tertiary recovery techniques include, but are not limited to, the following:

•	lower than expected production;

•	longer response times;

•	higher operating and capital costs;

•	shortages of equipment; and

ENCORE ENERGY PARTNERS LP

•	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

Shortages of rigs, equipment, and crews could delay our operations and reduce our cash available for distribution.

Higher oil and natural gas prices generally increase the demand for rigs, equipment, and crews and can lead to shortages of, and increasing costs for, development equipment, services, and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict our ability to drill the wells and conduct the operations that we have planned. Any delay in the development of new wells or a significant increase in development costs could reduce our revenues.

If we do not make acquisitions, our future growth, and ability to pay or increase distributions could be limited.

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

Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions. If we are unable to acquire properties containing proved reserves, our total proved reserves could decline as a result of our production, and we will be limited in our ability to increase or possibly even to maintain our level of cash distributions. Future acquisitions could result in our incurring additional debt, contingent liabilities, and expenses, all of which could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods.

Any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

Even if we complete acquisitions that we believe will increase pro forma available cash per unit, these acquisitions may nevertheless result in a decrease in pro forma available cash per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies;

•	an inability to integrate the businesses we acquire successfully;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses, or costs for which we are not indemnified or for which our indemnity is inadequate;

ENCORE ENERGY PARTNERS LP

•	the diversion of management’s attention from other business concerns;

•	natural disasters;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation, or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses, and seismic and other information, the results of which are often inconclusive and subject to various interpretations.

Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition given time constraints imposed by sellers. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

We only own oil and natural gas properties and related assets. All of our assets are located in Wyoming, Montana, North Dakota, Arkansas, and Texas. Due to our lack of diversification in asset type and location, an adverse development in the oil and natural gas business in these geographic areas would have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

We depend on certain customers for a substantial portion of our sales. If these customers reduce the volumes of oil and natural gas they purchase from us, our revenues and cash available for distribution will decline to the extent we are not able to find new customers for our production.

For 2008, our largest purchasers were Marathon Oil Corporation, ConocoPhillips, and Chevron Corporation, which accounted for 24 percent, 23 percent, and 10 percent, respectively, of our total sales of production. If any of these customers were to reduce the production purchased from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production.

Competition in the oil and natural gas industry is intense, and we may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

The oil and natural gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas, and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of our competitors are major and large independent oil and natural gas companies, and possess financial and technical resources substantially greater than us. Those companies may be able to develop and acquire more prospects and productive properties than our resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Some of our competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for, and

ENCORE ENERGY PARTNERS LP

purchase a greater number of properties than our resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local, and other laws and regulations. Our inability to compete effectively could have a material adverse impact on our business activities, financial condition, and results of operations.

We may incur substantial additional debt to enable us to pay our quarterly distributions, which may negatively affect our ability to execute our business plan and pay future distributions.

We may be unable to pay a distribution at the current distribution rate or a future distribution rate without borrowing under our revolving credit facility. When we borrow to pay distributions, we are distributing more cash than we are generating from our operations. This means that we are using a portion of our borrowing capacity under our revolving credit facility to pay distributions rather than to maintain or expand our operations. If we use borrowings under our revolving credit facility to pay distributions for an extended period of time rather than toward funding capital expenditures and other matters relating to our operations, we may be unable to support or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to pay these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition, and results of operations. If we borrow to pay distributions during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution in order to avoid excessive leverage.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of February 18, 2009, we had $201 million of outstanding borrowings and $39 million of borrowing capacity under our revolving credit facility. We have the ability to incur additional debt under our revolving credit facility, subject to borrowing base limitations. Our future indebtedness could have important consequences to us, including:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may not be available on favorable terms, if at all;

•	covenants contained in future debt arrangements may require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities, and distributions to unitholders; and

•	our debt level will make us more vulnerable to competitive pressures, or a downturn in our business or the economy in general, than our competitors with less debt.

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

In addition, we are not currently permitted to offset the value of our commodity derivative contracts with a counterparty against amounts that may be owing to such counterparty under our revolving credit facilities.

ENCORE ENERGY PARTNERS LP

We are unable to predict the impact of the recent downturn in the credit markets and the resulting costs or constraints in obtaining financing on our business and financial results.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase, and it may be more difficult to obtain financing in the future. In addition, an increasing number of financial institutions have reported significant deterioration in their financial condition. If any of the financial institutions are unable to perform their obligations under our revolving credit agreements and other contracts, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected. We also face challenges relating to the impact of the disruption in the global financial markets on other parties with which we do business, such as customers and suppliers. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with us and lead to various negative effects on us, including business disruption, decreased revenues, and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on our business, results of operations, and liquidity.

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

Our ability to comply with the restrictions and covenants in our revolving credit facility in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, or financial ratios in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

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

There are a variety of operating risks inherent in our wells, gathering systems, pipelines, and other facilities, such as leaks, explosions, mechanical problems, and natural disasters, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations, and substantial revenue losses. The location of our wells, gathering systems, pipelines, and other facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could significantly increase the damages resulting from these risks.

We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not

ENCORE ENERGY PARTNERS LP

fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to weather and adverse economic conditions have made it more difficult for us to obtain certain types of coverage. We may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and our insurance may contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to our unitholders.

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

Other companies operated approximately 24 percent of our properties (measured by total reserves) and approximately 65 percent of our wells as of December 31, 2008. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in development or acquisition activities and lead to unexpected future costs.

We are subject to complex federal, state, local, and other laws and regulations that could adversely affect the cost, manner, or feasibility of conducting our operations.

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate, and abandon oil and natural gas wells and related pipeline and processing facilities. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals, and certificates from various federal, state, and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.

Our business is subject to federal, state, and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to unitholders. Please read “Items 1 and 2. Business and Properties — Environmental Matters and Regulation” and “Items 1 and 2. Business and Properties — Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.

ENCORE ENERGY PARTNERS LP

Our operations expose us to significant costs and liabilities with respect to environmental and operational safety matters.

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil and natural gas production activities. In addition, we often indemnify sellers of oil and natural gas properties for environmental liabilities they or their predecessors may have created. These costs and liabilities could arise under a wide range of federal, state, and local environmental and safety laws and regulations, which have become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of cleanup and site restoration costs, liens and, to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations.

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

As of February 18, 2009, EAC and its affiliates owned approximately 63 percent of our outstanding common units and controlled our general partner, which controls us. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to EAC. Furthermore, certain directors and officers of our general partner are directors and officers of affiliates of our general partner, including EAC. Conflicts of interest may arise between EAC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires EAC or its affiliates (other than our general partner) to pursue a business strategy that favors us. EAC’s directors and officers have a fiduciary duty to make these decisions in the best interests of its shareholders, which may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as EAC and its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	EAC is not limited in its ability to compete with us and is under no obligation to offer to sell assets to us;

•	under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or its affiliates (including EAC) and no such person who acquires knowledge of a potential transaction, agreement, arrangement, or other matter that may be an opportunity for our partnership will have any duty to communicate or offer such opportunity to us;

•	the officers of our general partner who provide services to us will devote time to affiliates of our general partner and may be compensated for services rendered to such affiliates;

ENCORE ENERGY PARTNERS LP

•	our general partner has limited its liability, reduced its fiduciary duties, and restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

•	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and cash reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	Encore Operating performs administrative services for us pursuant to an administrative services agreement under which it receives an administrative fee of $1.88 per BOE of our production for such services and reimbursement of actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner has limited its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80 percent of our common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

EAC is not limited in its ability to compete with us, which could limit our ability to acquire additional assets or businesses.

Our partnership agreement does not prohibit EAC from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, EAC may acquire, develop, or dispose of additional oil and natural gas properties or other assets, without any obligation to offer us the opportunity to purchase or develop any of those assets. EAC is an established participant in the oil and natural gas industry and has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with EAC with respect to commercial activities as well as for acquisition candidates. As a result, competition from EAC could adversely impact our results of operations and cash available for distribution.

EAC, as the owner of our general partner, has the power to appoint and remove our directors and management.

Since an affiliate of EAC owns our general partner, it has the ability to elect all the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Since EAC and its affiliates also owned approximately 63 percent of our outstanding common units as of February 18, 2009, the public unitholders do not have the ability to influence any operating decisions and are not able to prevent us from entering into most transactions. Furthermore, the goals and objectives of EAC and our general partner relating to us may not be consistent with those of a majority of the public unitholders.

ENCORE ENERGY PARTNERS LP

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

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•	permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates, or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights, and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

•	generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•	provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and nonappealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•	provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our unitholders are bound by the provisions in our partnership agreement, including the provisions discussed above.

ENCORE ENERGY PARTNERS LP

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

The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least two-thirds of all outstanding units voting together as a single class is required to remove the general partner. As of February 18, 2009, EAC and its affiliates owned approximately 63 percent of our outstanding common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of EAC, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions made by the board of directors and officers.

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

Our partnership agreement does not limit the number of additional partner interests that we may issue. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation, and voting. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

Our partnership agreement restricts the voting rights of unitholders owning 20 percent or more of our common units, other than our general partner and its affiliates, which may limit the ability of significant unitholders to influence the manner or direction of management.

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

ENCORE ENERGY PARTNERS LP

Affiliates of our general partner may sell common units in the public markets, which sales could have an adverse impact on the trading price of the common units.

As of February 18, 2009, EAC and its affiliates held 20,924,055 of our common units. The sale of these units in the public markets could have an adverse impact on the price of the common units.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

As of February 18, 2009, EAC and its affiliates owned approximately 63 percent of our outstanding common units. If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders also may incur a tax liability upon a sale of their common units.

Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for our obligations as if it was a general partner if:

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or Delaware Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser of common units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our partnership agreement.

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

ENCORE ENERGY PARTNERS LP

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

For the avoidance of doubt, onshore mineral leases or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the United States or of any state thereof. Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder will not receive distributions or allocations of income and loss on their common units and they run the risk of having their common units redeemed by us at the lower of their purchase price cost or the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt or other securities may cause a corresponding decline in demand for riskier investments in general, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions to unitholders generally would be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change, so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. For example, we are subject to an entity-

ENCORE ENERGY PARTNERS LP

level tax, the Texas margin tax, at an effective rate of up to 0.7 percent on the portion of our income that is apportioned to Texas. Imposition of such a tax on us by Texas or any other state will reduce the cash available for distribution to unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

ENCORE ENERGY PARTNERS LP

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

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and other retirement plans, and foreign persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our tax counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We will treat each purchaser of common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depletion, depreciation, and amortization positions that may not conform with all aspects of existing Treasury regulations. Our counsel is unable to opine as to the validity of such filing positions. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholder tax returns.

Unitholders likely will be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are imposed

ENCORE ENERGY PARTNERS LP

by the various jurisdictions in which we do business or own property. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Montana, North Dakota, Texas, and Wyoming. Of those states, Texas and Wyoming do not impose a state income tax on individuals. We may own property or conduct business in other states or foreign countries in the future. It is the unitholders’ responsibility to file all federal, state, and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

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

We may adopt certain valuation methodologies that may result in a shift of income, gain, loss, and deduction between unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss, and deduction between unitholders, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss, and deduction between unitholders.

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

There were no unresolved SEC staff comments as of December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We are not a party to any legal or governmental claims that management believes will have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

There were no matters submitted to a vote of unitholders during the fourth quarter of 2008.

ENCORE ENERGY PARTNERS LP

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Our common units are listed on the NYSE under the symbol “ENP.” The following table sets forth high and low sales prices of our common units and cash distributions to our common unitholders for the periods indicated:

			Cash Distribution
			Declared per
2008	High	Low	Common Unit		Date Paid

Quarter ended December 31	$22.10	$8.34	$0.5000		2/13/2009
Quarter ended September 30	$28.73	$18.08	$0.6600		11/14/2008
Quarter ended June 30	$28.50	$18.80	$0.6881		8/14/2008
Quarter ended March 31	$21.50	$17.92	$0.5755		5/15/2008
2007
Quarter ended December 31	$21.50	$16.56	$0.3875		2/14/2008
Quarter ended September 30	$22.25	$20.10	$0.0530	(a)	11/14/2007

(a)	Based on an initial quarterly distribution of $0.35 per unit, prorated for the period from and including September 17, 2007 (the closing date of our initial public offering) through September 30, 2007.

On February 18, 2009, the closing sales price of our common units as reported by the NYSE was $13.49 per unit, and we had approximately 12 unitholders of record. This number does not include owners for whom common units may be held in “street” name.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common units during the fourth quarter of 2008.

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

In May 2008, the board of directors of our general partner approved a new distribution methodology, which returns additional cash flow to our unitholders during high commodity price environments. As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10. We may decide to make a fixed quarterly distribution over a specified period pursuant to the preceding formula in order to reduce some of the variability in quarterly distributions over the specified period. Accordingly, we may make a distribution during a quarter

ENCORE ENERGY PARTNERS LP

even if we have not generated sufficient cash flow to cover such distribution by borrowing under our revolving credit facility, and we may reserve some of our cash during a quarter for distributions in future quarters even if the preceding formula would result in the distribution of a higher amount for such quarter. Our board of directors also may change our distribution philosophy based on prevailing business conditions. There can be no assurance that we will be able to distribute $0.4325 on a quarterly basis or achieve a minimum coverage ratio of 1.10.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected historical financial data for the periods and as of the periods indicated. The selected historical financial data as of December 31, 2008, 2007, and 2006 and for the years ended December 31, 2008, 2007, 2006, and 2005 is derived from our audited financial statements. The selected historical financial data as of December 31, 2005 and 2004 and for the year ended December 31 2004 is derived from unaudited financial statements.

The following selected consolidated financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”:

	Year Ended December 31,(a)
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Consolidated Statements of Operations Data:
Revenues:
Oil	$147,579	$85,110	$17,776	$11,620	$7,831
Natural gas	34,537	23,720	23,129	31,607	23,516
Marketing and other(b)	5,324	8,582	—	—	—

Total revenues	187,440	117,412	40,905	43,227	31,347

Expenses:
Production:
Lease operations	28,655	21,539	6,937	5,558	4,433
Production, ad valorem, and severance taxes	18,835	11,664	3,745	3,504	2,553
Depletion, depreciation, and amortization	37,704	32,275	5,284	4,592	3,905
Exploration	181	124	22	312	16
General and administrative(c)	12,132	12,204	1,737	1,450	1,120
Marketing(b)	5,466	6,673	—	—	—
Derivative fair value loss (gain)(d)	(96,880)	26,301	—	—	—
Other operating	1,325	1,087	536	589	481

Total expenses	7,418	111,867	18,261	16,005	12,508

Operating income	180,022	5,545	22,644	27,222	18,839

Other income (expenses):
Interest(e)	(6,969)	(12,702)	—	—	—
Other	99	196	—	—	—

Total other expenses	(6,870)	(12,506)	—	—	—

Income (loss) before income taxes	173,152	(6,961)	22,644	27,222	18,839
Income tax provision	(635)	(62)	(240)	—	—

Net income (loss)	$172,517	$(7,023)	$22,404	$27,222	$18,839

Net loss (income) allocation(f):
Limited partners’ interest in net loss (income)	$162,869	$(18,617)

General partner’s interest in net loss (income)	$2,706	$(389)

Net loss (income) per common unit(f):
Basic	$5.33	$(0.78)
Diluted	5.21	(0.78)
Weighted average common units outstanding(f):
Basic	30,568	23,877
Diluted	31,938	23,877
Cash distributions declared per common unit	$2.3111	$0.0530

ENCORE ENERGY PARTNERS LP

	Year Ended December 31,(a)
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Total Production Volumes:
Oil (Bbls)	1,655	1,436	292	224	200
Natural gas (Mcf)	3,925	3,418	3,298	3,887	3,830
Combined (BOE)	2,309	2,006	842	872	838
Average Realized Prices:
Oil ($/Bbl)	$89.19	$59.25	$60.83	$51.38	$39.18
Natural gas ($/Mcf)	8.80	6.94	7.01	8.13	6.14
Combined ($/BOE)	78.88	54.25	48.59	49.57	37.40
Average Costs per BOE:
Lease operations	$12.41	$10.74	$8.24	$6.37	$5.29
Production, ad valorem, and severance taxes	8.16	5.81	4.45	4.02	3.05
Depletion, depreciation, and amortization	16.33	16.09	6.28	5.27	4.66
Exploration	0.08	0.06	0.03	0.36	0.02
General and administrative	5.25	6.08	2.06	1.66	1.34
Derivative fair value loss (gain)	(41.96)	13.11	—	—	—
Other operating expense	0.57	0.54	0.64	0.68	0.57
Marketing loss (gain)	0.06	(0.95)	—	—	—
Consolidated Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities	$115,774	$33,366	$31,040	$30,244	$18,199
Investing activities	(18,001)	(376,129)	(5,223)	(25,307)	(20,169)
Financing activities	(97,157)	342,766	(25,817)	(4,937)	1,970
Proved Reserves:
Oil (Bbls)	16,641	21,397	3,952	3,937	2,332
Natural gas (Mcf)	56,540	61,207	55,241	63,526	56,819
Combined (BOE)	26,064	31,598	13,159	14,525	11,802
Consolidated Balance Sheets Data:
Working capital	$70,591	$2,750	$1,248	$3,120	$1,887
Total assets	559,258	497,719	98,045	102,735	77,895
Long-term debt	150,000	47,500	—	—	—
Partners’/Owner’s equity	375,186	395,013	90,126	93,359	71,343

(a)	We acquired certain oil and natural gas properties and related assets in the Elk Basin of Wyoming and Montana in March 2007. The operating results of these properties are included in our Consolidated Statements of Operations from the date of acquisition forward.

(b)	In conjunction with the closing of the Elk Basin acquisition in March 2007, we acquired a crude oil pipeline and a natural gas pipeline. Prior to March 2007, we had no marketing activities and, therefore, we had no marketing revenues and expenses.

(c)	As a result of becoming a publicly traded entity in September 2007, we incur additional expenses such as fees associated with annual and quarterly reports to unitholders, tax returns, Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. In addition, Encore Operating receives a fee based on our production for performing all of our administrative services, and receives reimbursement of actual third-party expenses incurred on our behalf.

(d)	In conjunction with the closing of the Elk Basin acquisition in March 2007, EAC contributed floor contracts to us and we have subsequently purchased additional derivative contracts based on our hedging strategy. Prior to March 2007, we had no derivative contracts and, therefore, we had no costs related to derivative transactions.

(e)	In conjunction with the closing of the Elk Basin acquisition in March 2007, we entered into two credit agreements to fund a portion of the purchase price. Prior to March 2007, we had no indebtedness and, therefore, we had no interest expense.

(f)	Prior to the closing of our initial public offering, EAC and its affiliates owned all of our general and limited partner interests, with the exception of management incentive units owned by certain executive officers of our general partner. Accordingly, earnings per unit is not calculated for periods prior to our initial public offering. For additional information regarding earnings per unit, please read Note 9 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

ENCORE ENERGY PARTNERS LP

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial position and results of operations should be read in conjunction with our consolidated financial statements and notes, and supplementary data thereto included in “Item 8. Financial Statements and Supplementary Data.” The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and resources. Actual results could differ materially from those discussed in these forward-looking statements. We do not undertake to update, revise, or correct any of the forward-looking information unless required to do so under federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the headings: “Information Concerning Forward-Looking Statements” and “Item 1A. Risk Factors.”

Introduction

In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:

•	Overview of Business

•	2008 Events

•	Recent Developments

•	2009 Outlook

•	Results of Operations

—	Comparison of 2008 to 2007

—	Comparison of 2007 to 2006

•	Capital Commitments, Capital Resources, and Liquidity

•	Changes in Prices

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements

•	Information Concerning Forward-Looking Statements

Overview of Business

We are a Delaware limited partnership formed in February 2007 by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Our primary business objective is to make quarterly cash distributions to our unitholders at our current distribution rate and, over time, increase our quarterly cash distributions.

In September 2007, we completed our initial public offering (the “IPO”) of 9,000,000 common units at a price to the public of $21.00 per unit. In October 2007, the underwriters exercised their option to purchase an additional 1,148,400 common units. Net proceeds from the issuance of common units, including the underwriters’ over-allotment option, were approximately $193.5 million, after deducting the underwriters’ discount and a structuring fee of approximately $14.9 million, in the aggregate, and offering expenses of approximately $4.7 million. The net proceeds were used to repay in full $126.4 million of outstanding indebtedness under a subordinated credit agreement with EAP Operating, LLC, a wholly owned subsidiary of EAC, and reduce outstanding indebtedness under our revolving credit facility.

ENCORE ENERGY PARTNERS LP

Upon the closing of our IPO, Encore Operating contributed to us certain properties in the Permian Basin located in Crockett County, Texas (the “Permian Basin Assets”). The Permian Basin Assets are considered our predecessor, and therefore, our historical results of operations include the results of operations of the Permian Basin Assets for all periods presented. The results of operations of the Elk Basin Assets have been included since the acquisition date in March 2007. We acquired the Permian and Williston Basin Assets from Encore Operating in February 2008, and as a result of the transaction between entities under common control, our historical financial information was recast to include the acquired properties for all periods presented. Accordingly, our consolidated financial statements reflect our historical results combined with those of the Permian Basin Assets and the Permian and Williston Basin Assets throughout the periods presented.

At December 31, 2008, our oil and natural gas properties had estimated total proved reserves of 16.6 MMBbls of oil and 56.5 Bcf of natural gas, based on December 31, 2008 spot market prices of $44.60 per Bbl of oil and $5.62 per Mcf of natural gas. On a BOE basis, our proved reserves were 26.1 MMBOE at December 31, 2008, of which approximately 64 percent was oil and approximately 89 percent was proved developed. Based on 2008 production, our ratio of reserves to production was approximately 11.3 years for total proved reserves and 10.0 years for proved developed reserves as of December 31, 2008.

Our financial results and ability to generate cash depend upon many factors, particularly the price of oil and natural gas. Average NYMEX oil prices strengthened in the first half of 2008 to record levels, but have since experienced a significant deterioration. In addition, our oil wellhead differentials to NYMEX improved in 2008 as we realized 89 percent of the average NYMEX oil price, as compared to 82 percent in 2007. Average NYMEX natural gas prices strengthened in the first half of 2008 to their highest levels since 2005, but have since experienced a significant deterioration. However, our natural gas wellhead differentials to NYMEX deteriorated slightly in 2008 as we realized 97 percent of the average NYMEX natural gas price in 2008, as compared to 101 percent in 2007. Commodity prices are influenced by many factors that are outside our control. We cannot accurately predict future commodity prices. For this reason, we attempt to mitigate the effect of commodity price risk by entering into commodity derivative contracts for a portion of our forecasted future production. For a discussion of factors that influence commodity prices and risks associated with our commodity derivative contracts, please read “Item 1A. Risk Factors.”

2008 Events

In February 2008, we acquired certain oil and natural gas producing properties and related assets in the Permian and Williston Basins from Encore Operating in exchange for approximately $125.3 million in cash and 6,884,776 common units representing limited partner interests in us. In determining the total purchase price, the common units were valued at $125 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. Because these assets were acquired from an affiliate, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating’s historical cost and our historical financial information was recast to include the acquired properties for all periods presented.

In May 2008, we acquired an existing net profits interest in certain of our properties in the Permian Basin of West Texas in exchange for 283,700 common units representing limited partner interests in us, which were valued at approximately $5.8 million at the time of the acquisition.

Recent Developments

In January 2009, we acquired certain oil and natural gas producing properties and related assets in the Arkoma Basin and royalty interest properties in Oklahoma as well as 10,300 unleased mineral acres from EAC. The purchase price was $49 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3 million). Our

ENCORE ENERGY PARTNERS LP

historical results of operations, reserve data, and other operating and financial information do not include any information regarding these properties.

2009 Outlook

For 2009, the board of directors of our general partner has approved a $7.4 million capital budget for oil and natural gas related activities, all of which is for development and exploitation. We expect to fund our 2009 capital expenditures with cash flow from operations.

The prices we receive for oil and natural gas production are largely based on current market prices, which are beyond our control. For comparability and accountability, we take a constant approach to budgeting commodity prices. We presently analyze our inventory of capital projects based on management’s outlook of future commodity prices. If NYMEX prices continue to trend downward, we may further reevaluate our capital projects. Since the end of 2008, oil NYMEX prices have declined from $44.60 per Bbl to below $39.00 per Bbl in mid-February 2009 and natural gas NYMEX prices have declined from $5.62 per Mcf to below $4.25 per Mcf over the same period. The price risk on a substantial portion of our forecasted oil and natural gas production for 2009 is mitigated using commodity derivative contracts. Please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for additional information regarding our commodity derivative contracts. We intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our oil and natural gas revenues. Significant factors that will impact near-term commodity prices include the following:

•	the duration and severity of the worldwide economic recession;

•	political developments in Iraq, Iran, Venezuela, Nigeria, and other oil-producing countries;

•	the extent to which members of OPEC and other oil exporting nations are able to manage oil supply through export quotas;

•	Russia’s increasing position as a major supplier of natural gas to world markets;

•	the level of economic growth in China, India, and other developing countries;

•	concerns that major oil fields throughout the world have reached peak production;

•	the level of interest rates;

•	oilfield service costs;

•	the potential for terrorist activity; and

•	the value of the U.S. dollar relative to other currencies.

We expect to continue to pursue asset acquisitions, but expect to confront intense competition for these assets from third parties. Moreover, EAC is not prohibited from competing with us and constantly evaluates acquisitions and dispositions that do not involve us.

First Quarter 2009 Outlook

We expect our total average daily production volumes to be approximately 6,000 to 6,600 BOE/D in the first quarter of 2009. We expect our oil wellhead differentials as a percentage of NYMEX to widen in the first quarter of 2009 to a negative 27 percent as compared to the negative 20 percent differential we realized in the fourth quarter of 2008. We expect our natural gas wellhead differentials as a percentage of NYMEX to improve in the first quarter of 2009 to a positive four percent as compared to the negative 13 percent differential we realized in the fourth quarter of 2008.

In the first quarter of 2009, we expect our LOE to average $12.00 to $13.00 per BOE, and our production taxes to average approximately 10 percent of wellhead revenues. In the first quarter of 2009, we expect our

ENCORE ENERGY PARTNERS LP

depletion, depreciation, and amortization (“DD&A”) expense to average $19.00 to $19.50 per BOE. In the first quarter of 2009, we expect our general and administrative (“G&A”) expense to average $3.50 to $4.00 per BOE.

Results of Operations

Comparison of 2008 to 2007

Revenues.  The following table illustrates the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

			Increase/
	Year Ended December 31,		(Decrease)
	2008	2007	$	%

Revenues (in thousands):
Oil	$147,579	$85,110	$62,469	73%
Natural gas	34,537	23,720	10,817	46%

Total combined oil and natural gas revenues	182,116	108,830	73,286	67%
Marketing	5,324	8,582	(3,258)	(38)%

Total revenues	$187,440	$117,412	$70,028	60%

Averaged realized prices:
Oil ($/Bbl)	$89.19	$59.25	$29.94	51%
Natural gas ($/Mcf)	$8.80	$6.94	$1.86	27%
Combined ($/BOE)	$78.88	$54.25	$24.63	45%
Total production volumes:
Oil (MBbls)	1,655	1,436	219	15%
Natural gas (MMcf)	3,925	3,418	507	15%
Combined (MBOE)	2,309	2,006	303	15%
Average daily production volumes:
Oil (Bbls/D)	4,521	4,580	(59)	(1)%
Natural gas (Mcf/D)	10,723	9,543	1,180	12%
Combined (BOE/D)	6,308	6,171	137	2%
Average NYMEX prices:
Oil (per Bbl)	$99.75	$72.45	$27.30	38%
Natural gas (per Mcf)	$9.04	$6.86	$2.18	32%

Oil revenues increased 73 percent from $85.1 million in 2007 to $147.6 million in 2008 as a result of higher average realized oil prices, which increased oil revenues by approximately $49.5 million, and higher oil production volumes of 219 MBbls, which increased oil revenues by approximately $12.9 million. Our average realized oil price increased $29.94 per Bbl from 2007 to 2008 primarily as a result of the increase in the average NYMEX price from $72.45 per Bbl for 2007 to $99.75 per Bbl for 2008. The increase in oil production volumes was primarily due to a full year of production from our Elk Basin Assets in 2008. For 2008, approximately 75 percent of our oil production was from our Elk Basin Assets. As the Elk Basin Assets were purchased in March 2007, only ten months of oil production are included in 2007.

Natural gas revenues increased 46 percent from $23.7 million in 2007 to $34.5 million in 2008 as a result of higher average realized natural gas prices, which increased natural gas revenues by approximately $7.3 million, and higher natural gas production volumes of 507 MMcf, which contributed approximately $3.5 million in additional natural gas revenues. Our average realized natural gas price increased $1.86 per Mcf

ENCORE ENERGY PARTNERS LP

from 2007 to 2008 primarily as a result of the increase in the average NYMEX price from $6.86 per Mcf for 2007 to $9.04 per Mcf for 2008. The increase in natural gas production volumes was primarily due to an increase in production from operated properties as a result of wells drilled in the Permian Basin during the second half of 2007 and the first half of 2008.

Marketing revenues decreased 38 percent from $8.6 million in 2007 to $5.3 million in 2008 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Year Ended December 31,
	2008	2007

Average realized oil price ($/Bbl)	$89.19	$59.25
Average NYMEX ($/Bbl)	$99.75	$72.45
Differential to NYMEX	$(10.56)	$(13.20)
Average realized oil price to NYMEX percentage	89%	82%
Average realized natural gas price ($/Mcf)	$8.80	$6.94
Average NYMEX ($/Mcf)	$9.04	$6.86
Differential to NYMEX	$(0.24)	$0.08
Average realized natural gas price to NYMEX percentage	97%	101%

For 2008, our average realized oil price as a percentage of the average NYMEX price improved to 89 percent from 82 percent for 2007 as a result of improved pricing in the Rocky Mountain area. Our average realized natural gas price as a percentage of the average NYMEX price for 2008 remained approximately constant as compared to 2007.

ENCORE ENERGY PARTNERS LP

Expenses.  The following table summarizes our expenses for the periods indicated:

			Increase/
	Year Ended December 31,		(Decrease)
	2008	2007	$	%

Expenses (In thousands):
Production:
Lease operations	$28,655	$21,539	$7,116
Production, ad valorem, and severance taxes	18,835	11,664	7,171

Total production expenses	47,490	33,203	14,287	43%
Other:
Depletion, depreciation, and amortization	37,704	32,275	5,429
Exploration	181	124	57
General and administrative	12,132	12,204	(72)
Marketing	5,466	6,673	(1,207)
Derivative fair value loss (gain)	(96,880)	26,301	(123,181)
Other operating	1,325	1,087	238

Total operating	7,418	111,867	(104,449)	(93)%
Interest	6,969	12,702	(5,733)
Income tax provision	635	62	573

Total expenses	$15,022	$124,631	$(109,609)	(88)%

Expenses (per BOE):
Production:
Lease operations	$12.41	$10.74	$1.67
Production, ad valorem, and severance taxes	8.16	5.81	2.35

Total production expenses	20.57	16.55	4.02	24%
Other:
Depletion, depreciation, and amortization	16.33	16.09	0.24
Exploration	0.08	0.06	0.02
General and administrative	5.25	6.08	(0.83)
Marketing	2.37	3.33	(0.96)
Derivative fair value loss (gain)	(41.96)	13.11	(55.07)
Other operating	0.57	0.54	0.03

Total operating	3.21	55.76	(52.55)	(94)%
Interest	3.02	6.33	(3.31)
Income tax provision	0.28	0.03	0.25

Total expenses	$6.51	$62.12	$(55.61)	(90)%

Production expenses.  Total production expenses increased 43 percent from $33.2 million in 2007 to $47.5 million in 2008 as a result of higher total production volumes and an increase in the per BOE rate. Our production margin (defined as oil and natural gas wellhead revenues less production expenses) for 2008 increased by $59.0 million (78 percent) to $134.6 million as compared to $75.6 million for 2007. On a per BOE basis, our production margin for 2008 increased 55 percent to $58.31 per BOE as compared to $37.70 per BOE for 2007. Total oil and natural gas revenues per BOE increased by 45 percent while total production expenses per BOE increased by 24 percent.

ENCORE ENERGY PARTNERS LP

Production expense attributable to LOE increased $7.1 million from $21.5 million in 2007 to $28.7 million in 2008 as a result of a $1.67 increase in the average per BOE rate, which contributed approximately $3.9 million of additional LOE, and an increase in production volumes, which contributed approximately $3.3 million of additional LOE. The increase in our average LOE per BOE rate was primarily attributable to the increase in natural gas prices and increases in prices paid to oilfield service companies and suppliers. In West Texas, the higher gas prices increased the electrical rates charged to our producing properties and at the Elk Basin gas plant, the charges associated with the fuel gas were also higher.

Production expense attributable to production taxes increased $7.2 million from $11.7 million in 2007 to $18.8 million in 2008 primarily due to higher wellhead revenues. As a percentage of oil and natural gas revenues, production taxes remained approximately constant at 10.3 percent for 2008 as compared to 10.7 percent in 2007.

DD&A expense.  DD&A expense increased $5.4 million from $32.3 million in 2007 to $37.7 million in 2008 as a result of higher production volumes, which contributed approximately $4.9 million of additional DD&A expense and an increase in the per BOE rate of $0.24 which contributed approximately $0.5 million of additional DD&A expense. The increase in our average DD&A per BOE rate was attributable to higher costs incurred resulting from increases in rig rates, pipe costs, and acquisition costs and the decrease in our total proved reserves to 26.1 MMBOE as of December 31, 2008 as compared to 31.6 MMBOE as of December 31, 2007.

G&A expense.  G&A expense remained approximately constant at $12.1 million in 2008 as compared to $12.2 million in 2007.

Marketing expense.  Marketing expense decreased $1.2 million from $6.7 million in 2007 to $5.5 million in 2008 as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

Derivative fair value loss (gain).  During 2008, we recorded a $96.9 million derivative fair value gain as compared to a $26.3 million loss in 2007, the components of which were as follows:

	Year Ended December 31,		Increase/
	2008	2007	(Decrease)
	(In thousands)

Ineffectiveness on designated derivative contracts	$372	$—	$372
Mark-to-market loss (gain) on derivative contracts	(101,595)	23,470	(125,065)
Premium amortization	8,936	4,073	4,863
Settlements on commodity derivative contracts	(4,593)	(1,242)	(3,351)

Total derivative fair value loss (gain)	$(96,880)	$26,301	$(123,181)

The change in our derivative fair value loss (gain) was a result of the addition of commodity derivative contracts in the first part of 2008 when prices were high and the significant decrease in prices during the end of 2008, which favorably impacted the fair values of those contracts.

Interest expense.  Interest expense decreased $5.7 million from $12.7 million in 2007 to $7.0 million in 2008, primarily due to (1) the use of net proceeds from our IPO to reduce weighted average outstanding borrowings on our revolving credit facility and subordinated credit agreement, (2) a reduction in LIBOR, and (3) our use of interest rate swaps to fix the rate on a portion of outstanding borrowings on our revolving credit facility. The weighted average interest rate for all long-term debt for 2008 was 4.8 percent as compared to 8.9 percent for 2007.

ENCORE ENERGY PARTNERS LP

Comparison of 2007 to 2006

Revenues.  The following table illustrates the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

			Increase/
	Year Ended December 31,		(Decrease)
	2007	2006	$	%

Revenues (In thousands):
Oil	$85,110	$17,776	$67,334	379%
Natural gas	23,720	23,129	591	3%

Total combined oil and natural gas revenues	108,830	40,905	67,925	166%
Marketing	8,582	—	8,582

Total revenues	$117,412	$40,905	$76,507	187%

Averaged realized prices:
Oil ($/Bbl)	$59.25	$60.83	$(1.58)	(3)%
Natural gas ($/Mcf)	$6.94	$7.01	$(0.07)	(1)%
Combined ($/BOE)	$54.25	$48.59	$5.66	12%
Total production volumes:
Oil (MBbls)	1,436	292	1,144	392%
Natural gas (MMcf)	3,418	3,298	120	4%
Combined (MBOE)	2,006	842	1,164	138%
Average daily production volumes:
Oil (Bbl/D)	4,580	801	3,779	472%
Natural gas (Mcf/D)	9,543	9,034	509	6%
Combined (BOE/D)	6,171	2,306	3,865	168%
Average NYMEX prices:
Oil (per Bbl)	$72.45	$66.26	$6.19	9%
Natural gas (per Mcf)	$6.86	$7.17	$(0.31)	(4)%

Oil revenues increased $67.3 million from $17.8 million in 2006 to $85.1 million in 2007 due to an increase in oil production volumes of 1,144 MBbls, which contributed approximately $69.6 million in additional oil revenues, partially offset by lower average realized oil prices, which negatively impacted oil revenues by approximately $2.3 million. The increase in oil production volumes was primarily due to our acquisition of the Elk Basin Assets in March 2007. Despite higher average NYMEX crude oil prices in 2007 compared to 2006, our average realized oil price decreased $1.58 per Bbl in 2007 as compared to 2006. Differentials for oil production from our Elk Basin Assets were wider than oil differentials from our properties located in the Permian Basin of West Texas and the Williston Basin of North Dakota. In 2007, approximately 73 percent of our oil production was from our Elk Basin Assets, which sells at a higher discount to NYMEX due to the quality of the crude oil, which is a heavy, sour crude, as well as its location relative to markets in the Rocky Mountains.

Natural gas revenues increased $0.6 million from $23.1 million in 2006 to $23.7 million in 2007 due to an increase in production volumes of 120 MMcf, which contributed approximately $0.8 million in additional natural gas revenues, partially offset by lower average realized natural gas prices, which negatively impacted natural gas revenues by approximately $0.2 million. The increase in natural gas production volumes was primarily the result of our acquisition of the Elk Basin Assets in March 2007.

ENCORE ENERGY PARTNERS LP

In March 2007, we acquired the Clearfork crude oil pipeline and the Wildhorse natural gas pipeline as part of the Elk Basin acquisition. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets. In addition, we collect pipeline tariffs for transportation through our Clearfork crude oil pipeline. We had no marketing revenues in 2006.

The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Year Ended December 31,
	2007	2006

Average realized oil price ($/Bbl)	$59.25	$60.83
Average NYMEX ($/Bbl)	$72.45	$66.26
Differential to NYMEX	$(13.20)	$(5.43)
Average realized oil price to NYMEX percentage	82%	92%
Average realized natural gas price ($/Mcf)	$6.94	$7.01
Average NYMEX ($/Mcf)	$6.86	$7.17
Differential to NYMEX	$0.08	$(0.16)
Average realized natural gas price to NYMEX percentage	101%	98%

In 2007, our average realized oil price as a percentage of the average NYMEX price decreased to 82 percent from 92 percent in 2006. The differential widened due to our Elk Basin acquisition, as approximately 73 percent of our oil production in 2007 was from our Elk Basin Assets. The oil production from our Elk Basin Assets sells at a larger discount to NYMEX as compared to our properties located in the Permian Basin of West Texas and the Williston Basin of North Dakota due to continued production increases from competing Canadian and Rocky Mountain producers, limited refining and pipeline capacity in the Rocky Mountain area, corresponding steep pricing discounts by regional refiners, and the quality of the Elk Basin oil.

Our average realized natural gas price as a percentage of the average NYMEX price improved to 101 percent in 2007 as compared to 98 percent in 2006.

ENCORE ENERGY PARTNERS LP

Expenses.  The following table summarizes our expenses for the periods indicated:

	Year Ended		Increase/
	December 31,		(Decrease)
	2007	2006	$	%

Expenses (In thousands):
Production:
Lease operations	$21,539	$6,937	$14,602
Production, ad valorem, and severance taxes	11,664	3,745	7,919

Total production expenses	33,203	10,682	22,521	211%
Other:
Depletion, depreciation, and amortization	32,275	5,284	26,991
Exploration	124	22	102
Marketing	6,673	—	6,673
General and administrative	12,204	1,737	10,467
Derivative fair value loss	26,301	—	26,301
Other operating	1,087	536	551

Total operating	111,867	18,261	93,606	513%
Interest	12,702	—	12,702
Income tax provision	62	240	(178)

Total expenses	$124,631	$18,501	$106,130	574%

Expenses (per BOE):
Production:
Lease operations	$10.74	$8.24	$2.50
Production, ad valorem, and severance taxes	5.81	4.45	1.36

Total production expenses	16.55	12.69	3.86	30%
Other:
Depletion, depreciation, and amortization	16.09	6.28	9.81
Exploration	0.06	0.03	0.03
Marketing	3.33	—	3.33
General and administrative	6.08	2.06	4.02
Derivative fair value loss	13.11	—	13.11
Other operating	0.54	0.64	(0.10)

Total operating	55.76	21.70	34.06	157%
Interest	6.33	—	6.33
Income tax provision	0.03	0.29	(0.26)

Total expenses	$62.12	$21.99	$40.13	182%

Production expenses.  Total production expenses increased $22.5 million from $10.7 million in 2006 to $33.2 million in 2007 due to higher total production volumes, primarily associated with our Elk Basin acquisition, and a $3.86 increase in production expenses per BOE. Our production margin in 2007 increased by $45.4 million (150 percent) to $75.6 million as compared to $30.2 million in 2006. On a per BOE basis, our production margin increased 5 percent to $37.70 per BOE as compared to $35.90 per BOE in 2006. Total production expenses per BOE increased by 30 percent while total oil and natural gas revenues per BOE increased by only 12 percent.

ENCORE ENERGY PARTNERS LP

Production expense attributable to LOE increased $14.6 million from $6.9 million in 2006 to $21.5 million in 2007, primarily due to higher total production volumes, which contributed approximately $9.6 million of additional LOE, and a $2.50 increase in the per BOE rate, which contributed approximately $5.0 million of additional LOE. The increase in our average LOE per BOE rate was attributable to higher rates per BOE for the Elk Basin Assets as compared to our other properties as well as a general increase in industry costs.

Production expense attributable to production taxes increased $7.9 million from $3.7 million in 2006 to $11.7 million in 2007 due to higher wellhead revenues. As a percentage of oil and natural gas revenues, production taxes increased to 10.7 percent in 2007 as compared to 9.2 percent in 2006, primarily due to higher tax rates in the Elk Basin region as compared to our Permian and Williston Basin properties.

DD&A expense.  DD&A expense increased $27.0 million from $5.3 million in 2006 to $32.3 million in 2007 due to an increase in the per BOE rate of $9.81 and higher production volumes resulting from our Elk Basin acquisition. The increase in the per BOE rate was due to the higher acquisition price of proved reserves in the Elk Basin as compared to our other properties.

G&A expense.  G&A expense increased $10.5 million from $1.7 million in 2006 to $12.2 million in 2007 primarily due to $6.8 million of compensation expense recognized for management incentive units, $3.3 million of administrative fees due to Encore Operating pursuant to the administrative services agreement, and increased expenses associated with being a publicly traded partnership. In 2007, administrative fees were paid to Encore Operating at a rate of $1.75 per BOE of our production for administrative services performed by Encore Operating on our behalf. Prior to the purchase of the Elk Basin Assets in March 2007, no administrative services were performed for us by Encore Operating.

Marketing expense.  In March 2007, we acquired the Clearfork crude oil pipeline and the Wildhorse natural gas pipeline as part of the Elk Basin acquisition. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets. We had no marketing expenses in 2006.

Derivative fair value loss.  During 2007, we recorded a $26.3 million derivative fair value loss, of which $23.5 million related to mark-to-market losses and $4.1 million related to premium amortization, offset by $1.2 million of cash receipts related to settlements on our commodity derivative contracts. There were no such derivative instruments in place during 2006.

Other operating expense.  Other operating expense increased $0.6 million from $0.5 million in 2006 to $1.1 million in 2007 primarily due to transportation expenses for our oil production.

Interest expense.  Interest expense was $12.7 million in 2007, of which $5.9 million related to our revolving credit facility and $6.8 million related to our subordinated credit agreement. We had no interest expense in 2006. The weighted average interest rate for all long-term debt in 2007 was 8.9 percent.

Capital Commitments, Capital Resources, and Liquidity

Capital commitments.  Our primary needs for cash are:

•	Distributions to unitholders;

•	Development, exploitation, and exploration of oil and natural gas properties;

•	Acquisitions of oil and natural gas properties;

•	Funding of necessary working capital; and

•	Contractual obligations.

Distributions to unitholders.  Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in the partnership agreement). Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of

ENCORE ENERGY PARTNERS LP

reserves for future capital expenditures and operational needs. During 2008, we distributed $74.4 million to our unitholders.

In May 2008, the board of directors of our general partner approved a new distribution methodology, which returns additional cash flow to our unitholders during high commodity price environments. As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10. We may move excess cash flow to previous quarters or defer excess cash flows to future quarters. There can be no assurance that we will be able to distribute $0.4325 on a quarterly basis or achieve a minimum coverage ratio of 1.10.

On January 26, 2009, we declared a distribution with respect to the fourth quarter of 2008 to unitholders of record as of the close of business on February 6, 2009. The $16.8 million total distribution was paid on February 13, 2009 to unitholders at a rate of $0.50 per unit.

Development, exploitation, and exploration of oil and natural gas properties.  The following table summarizes our costs incurred (excluding asset retirement obligations) related to development, exploitation, and exploration activities during the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Development and exploitation	$13,861	$17,542	$3,898
Exploration	1,323	3,231	3

Total	$15,184	$20,773	$3,901

Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for 2008 yielded a total of 37 gross (10.3 net) successful wells. Please read “Items 1 and 2. Business and Properties — Development Results” for a description of the areas in which we drilled wells during 2008.

Our exploration expenditures primarily relate to seismic costs, delay rentals, and geological and geophysical costs.

Acquisitions of oil and natural gas properties and leasehold acreage.  The following table summarizes our costs incurred (excluding asset retirement obligations) related to oil and natural gas property acquisitions for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Acquisitions of proved property	$5,813	$353,985	$319
Acquisitions of leasehold acreage	—	105	103

Total	$5,813	$354,090	$422

In May 2008, we acquired an existing net profits interest in certain of our proved properties in the Permian Basin of West Texas in exchange for 283,700 common units representing limited partner interests in us, which were valued at approximately $5.8 million at the time of the acquisition. In February 2008, we acquired the Permian and Williston Basin Assets from Encore Operating for total consideration of approximately $125.3 million in cash, including certain post-closing adjustments, and 6,884,776 common units representing limited partner interests in us. In determining the total purchase price, the common units were valued at $125 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. Because the Permian and Williston Basin Assets were acquired from an affiliate, the acquisition was accounted for as a transaction

ENCORE ENERGY PARTNERS LP

between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating historical cost and our historical financial information was recast to include the acquired properties for all periods presented.

In March 2007, we acquired the Elk Basin Assets for a purchase price of approximately $330.7 million, including transaction costs.

Funding of necessary working capital.  As of December 31, 2008 and 2007, our working capital (defined as total current assets less total current liabilities) was $70.6 million and $2.8 million, respectively. The improvement in 2008 as compared to 2007 was primarily attributable to a decrease in commodity prices at December 31, 2008 as compared to December 31, 2007, which positively impacted the fair value of our outstanding commodity derivative contracts.

For 2009, we expect working capital to remain positive, primarily due to the fair value of our outstanding derivative contracts. We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital in future periods. Our operating cash flow is determined in large part by production volumes and commodity prices. Given our current commodity derivative contracts, assuming constant or increasing production volumes, our operating cash flow should remain positive for 2009.

The board of directors of our general partner approved a capital budget of approximately $7.4 million for 2009, excluding proved property acquisitions. These and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow and borrowings under our revolving credit facility.

Off-balance sheet arrangements.  We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.

Contractual obligations.  The following table illustrates our contractual obligations and commitments at December 31, 2008:

	Payments Due by Period
Contractual Obligations and Commitments	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)

Revolving credit facility(a)	$162,350	$3,900	$7,800	$150,650	$—
Commodity derivative contracts(b)	—	—	—	—	—
Interest rate swaps	4,342	1,269	3,071	2	—
Development commitments(c)	1,378	1,378	—	—	—
Operating leases and commitments(d)	2,576	687	1,374	515	—
Asset retirement obligations(e)	32,522	388	776	776	30,582

Total	$203,168	$7,622	$13,021	$151,943	$30,582

(a)	Includes principal and projected interest payments. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term debt.

(b)	At December 31, 2008, our commodity derivative contracts were in a net asset position. Please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below and Notes 11 and 12 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative contracts.

ENCORE ENERGY PARTNERS LP

(c)	Development commitments represent authorized purchases for work in process. Also at December 31, 2008, we had $9.7 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table, but are budgeted for and expected to be made unless circumstances change.

(d)	Operating leases and commitments include equipment obligations that have non-cancelable lease terms in excess of one year. Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our operating leases.

(e)	Asset retirement obligations represent the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the end of field life. Please read Note 5 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

Other contingencies and commitments.  Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by us. Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services. Effective April 1, 2008, the administrative fee increased to $1.88 per BOE of our production as a result of the COPAS Wage Index Adjustment. Encore Operating also charges us for reimbursement of actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we or one of our subsidiaries acquires any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by our general partner upon the recommendation of the conflicts committee of our general partner; and

•	otherwise as agreed upon by Encore Operating and our general partner, with the approval of the conflicts committee of our general partner.

Capital Resources

Cash flows from operating activities.  Cash provided by operating activities increased $82.4 million from $33.4 million in 2007 to $115.8 million in 2008, primarily due to an increase in our production margin, partially offset by increased settlements on our commodity derivative contracts as a result of higher commodity prices in the first half of 2008.

Cash provided by operating activities increased $2.4 million from $31.0 million in 2006 to $33.4 million in 2007, primarily due to an increase in our production margin, partially offset by an increase in accounts receivable as a result of increased oil and natural gas production and purchases of commodity derivative contracts in connection with our risk management strategy.

Cash flows from investing activities.  Cash used in investing activities decreased $358.1 million from $376.1 million in 2007 to $18.0 million in 2008, primarily due to a $357.5 million decrease in amounts paid for the acquisition of oil and natural gas properties. In March 2007, OLLC paid approximately $330.7 million, including transaction costs, in connection with the acquisition of the Elk Basin Assets. In April 2007, we used cash of approximately $27.3 million in connection with the purchase of certain properties in the Williston

ENCORE ENERGY PARTNERS LP

Basin. The Williston Basin properties were acquired from EAC in February 2008 as part of the Permian and Williston Basin Assets and, as the transaction was accounted for as a transaction between entities under common control, the purchase price of the properties are shown in the period the properties were originally purchased by EAC.

Cash used in investing activities increased $370.9 million from $5.2 million in 2006 to $376.1 million in 2007, primarily due to approximately $357.6 million in amounts paid for the acquisition of oil and natural gas properties, primarily the acquisition of our Elk Basin Assets, and a $13.2 million increase in amounts paid for development of our oil and natural gas properties.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and distributions to unitholders. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.

During 2008, we used net cash of $97.2 million in financing activities, including $125.0 million in deemed distributions to affiliates in connection with our acquisition of the Permian and Williston Basin Assets and $74.4 million in distributions to unitholders, partially offset by net borrowings of $102.5 million under our revolving credit facility. Net borrowings on our revolving credit facility resulted in a net increase in outstanding borrowings under our revolving credit facility from $47.5 million at December 31, 2007 to $150 million at December 31, 2008.

During 2007, we received net cash of $342.8 million from financing activities, including net borrowings on our long-term debt of $47.5 million, and net proceeds received from the sale of our common units of $193.5 million. In addition, we received a $93.7 million contribution from EAC to partially finance the acquisition of the Elk Basin Assets, and $11.2 million of net contributions from EAC prior to our IPO. During 2006, we used net cash of $25.8 million in financing activities for distributions of earnings to EAC.

Liquidity.  Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust our capital expenditures. We may use other sources of capital, including the issuance of debt or common units, to fund acquisitions and to maintain our financial flexibility. We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future. However, should commodity prices continue to decline or the capital markets remain tight, the borrowing capacity under our revolving credit facility could be adversely affected. We are currently in a process of redetermining the borrowing base under our revolving credit facility. We expect that the banks will reaffirm our current borrowing base but we recognize that this process could result in a reduction. In the event of a reduction in the borrowing base under our revolving credit facility, we do not believe it will result in any required prepayments of indebtedness given our relatively low levels of borrowings under that facility in relation to the existing borrowing base.

Our partnership agreement requires that we distribute all of our available cash quarterly. In May 2008, the board of directors of our general partner approved a new distribution methodology, which returns additional cash flow to our unitholders during high commodity price environments. As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10. We may decide to make a fixed quarterly distribution over a specified period pursuant to the preceding formula in order to reduce some of the variability in quarterly distributions over the specified period. Accordingly, we may make a distribution during a quarter even if we have not generated sufficient cash flow to cover such distribution by borrowing under our revolving credit facility, and we may reserve some of our cash during a quarter for distributions in future quarters even if the preceding formula would result in the distribution of a higher amount for such quarter. Our board of directors also may change our distribution philosophy based on prevailing business conditions. There can be no assurance that we will be able to distribute $0.4325 on a quarterly basis or achieve a minimum coverage ratio of 1.10. Our partnership agreement permits our general partner to establish cash reserves to be used to pay

ENCORE ENERGY PARTNERS LP

distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions.

We plan to make substantial capital expenditures in the future for the acquisition, exploitation, and development of oil and natural gas properties. We intend to finance these capital expenditures with cash flow from operations. We intend to finance our acquisition and future development and exploitation activities with a combination of cash flow from operations and issuances of debt, equity, or a combination thereof.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During 2008, our average realized oil and natural gas prices increased by 51 percent and 27 percent, respectively, as compared to 2007. Realized oil and natural gas prices fluctuate widely in response to changing market forces. In 2008, approximately 72 percent of our production was oil. As previously discussed, our oil wellhead differentials during 2008 improved as compared to 2007, favorably impacting the prices we received for our oil production. To the extent oil and natural gas prices continue to decline from levels in mid-February 2009 or we experience a significant widening of our differentials, earnings, cash flows from operations, and availability under our revolving credit facility may be adversely impacted. Prolonged periods of low oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected two-thirds of our forecasted production through 2011 against falling commodity prices. Please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Notes 11 and 12 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative contracts.

Revolving credit facility.  Our principal source of short-term liquidity is a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”) between OLLC and a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. On August 22, 2007, OLLC amended its credit agreement to revise certain financial covenants. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.

The syndicate of lenders underwriting our facility includes 13 banking and other financial institutions, after taking into consideration recent mergers and acquisitions within the financial services industry. None of the lenders are underwriting more than eight percent of the total commitments. We believe the large number of lenders, the relatively small percentage participation of each, and the remaining availability under our facility provides adequate diversity and flexibility should further consolidation occur within the financial services industry.

Certain of the lenders underwriting our facility are also counterparties to our commodity derivative contracts. At December 31, 2008, we had committed greater than 10 percent of either our outstanding oil or natural gas commodity derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed

Bank of America, N.A.	27%	—
BNP Paribas	28%	24%
Fortis	11%	—
Calyon	—	31%
Goldman Sachs Group	20%	—
Wachovia Bank	—	38%

ENCORE ENERGY PARTNERS LP

The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. On December 5, 2008, the borrowing base under the OLLC Credit Agreement was redetermined with no change. At December 31, 2008, the borrowing base was $240 million. We are currently in a process of redetermining the borrowing base under the OLLC Credit Agreement which could result in a reduction to the borrowing base.

OLLC’s obligations under the OLLC Credit Agreement are secured by a first-priority security interest in OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, OLLC’s obligations under the OLLC Credit Agreement are guaranteed by us and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to EAC and its restricted subsidiaries.

Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

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

The OLLC Credit Agreement contains covenants that include, among others:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of our subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that ENP and OLLC maintain a ratio of consolidated current assets (as defined in the credit agreement) to consolidated current liabilities (as defined in the OLLC Credit Agreement) of not less than 1.0 to 1.0;

ENCORE ENERGY PARTNERS LP

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to the sum of consolidated net interest expense plus letter of credit fees of not less than 1.5 to 1.0;

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to consolidated senior interest expense of not less than 2.5 to 1.0; and

•	a requirement that ENP and OLLC maintain a ratio of consolidated funded debt (excluding certain related party debt) to consolidated adjusted EBITDA (as defined in the OLLC Credit Agreement) of not more than 3.5 to 1.0.

The OLLC Credit Agreement contains customary events of default. If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable. At December 31, 2008, we were in compliance with all debt covenants.

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

On December 31, 2008, we had $150 million of outstanding borrowings and $90 million of borrowing capacity under our revolving credit facility. On February 18, 2009, we had $201 million of outstanding borrowings and $39 million of borrowing capacity under our revolving credit facility.

Capitalization.  At December 31, 2008, we had total assets of $559.3 million and total capitalization was $525.2 million, of which 71 percent was represented by partners’ equity and 29 percent by long-term debt. At December 31, 2007, we had total assets of $497.7 million and total capitalization was $442.5 million, of which 89 percent was represented by partners’ equity and 11 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance future capital projects or acquisitions.

Changes in Prices

Our oil and natural gas revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in oil and natural gas prices, which fluctuate significantly. The following table illustrates our average realized oil and natural gas prices for the periods indicated.

	Year Ended December 31,
	2008	2007	2006

Average realized prices:
Oil ($/Bbl)	$89.19	$59.25	$60.83
Natural gas ($/Mcf)	8.80	6.94	7.01
Combined ($/BOE)	78.88	54.25	48.59

Increases in oil and natural gas prices may be accompanied by or result in: (1) increased development costs, as the demand for drilling operations increases; (2) increased severance taxes, as we are subject to higher severance taxes due to the increased value of oil and natural gas extracted from our wells; (3) increased LOE, as the demand for services related to the operation of our wells increases; and (4) increased electricity costs. Decreases in oil and natural gas prices may be accompanied by or result in: (1) decreased development

ENCORE ENERGY PARTNERS LP

costs, as the demand for drilling operations decreases; (2) decreased severance taxes, as we are subject to lower severance taxes due to the decreased value of oil and natural gas extracted from our wells; (3) decreased LOE, as the demand for services related to the operation of our wells decreases; (4) decreased electricity costs; (5) impairment of oil and natural gas properties; and (6) decreased revenues and cash flows. We believe our risk management program and available borrowing capacity under our revolving credit facility provide means for us to manage commodity price risks.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. Management has identified the following critical accounting policies and estimates.

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

If an exploratory well does not find reserves or does not find reserves in a sufficient quantity as to make them economically producible, the previously capitalized costs would be expensed in the period in which the determination was made. If an exploratory well finds reserves but they cannot be classified as proved, we continue to capitalize the associated cost as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress in assessing the reserves and the operating viability of the project. If subsequently we determine that these conditions do not continue to exist, all previously capitalized costs associated with the exploratory well would be expensed in the period in which the determination was made. Re-drilling or directional drilling in a previously abandoned well is classified as development or exploratory based on whether it is in a proved or unproved reservoir. Costs for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as incurred. Costs to recomplete a well in a different unproved reservoir are capitalized pending determination that economic reserves have been added. If the recompletion is not successful, the costs would be charged to expense.

DD&A expense is directly affected by our reserve estimates. Significant revisions to reserve estimates can be and are made by our reserve engineers each year. Mostly these are the result of changes in price, but as reserve quantities are estimates, they can also change as more or better information is collected, especially in the case of estimates in newer fields. Downward revisions have the effect of increasing our DD&A rate, while upward revisions have the effect of decreasing our DD&A rate. Assuming no other changes, such as an increase in depreciable base, as our reserves increase, the amount of DD&A expense in a given period decreases and vice versa. DD&A expense associated with lease and well equipment and intangible drilling costs is based upon proved developed reserves, while DD&A expense for capitalized leasehold costs is based upon total proved reserves. As a result, changes in the classification of our reserves could have a material impact on our DD&A expense.

Miller & Lents estimates our reserves annually on December 31. This results in a new DD&A rate which we use for the preceding fourth quarter after adjusting for fourth quarter production. We internally estimate

ENCORE ENERGY PARTNERS LP

reserve additions and reclassifications of reserves from proved undeveloped to proved developed at the end of the first, second, and third quarters for use in determining a DD&A rate for the respective quarter.

Significant tangible equipment added or replaced that extends the useful or productive life of the property is capitalized. Costs to construct facilities or increase the productive capacity from existing reservoirs are capitalized. Capitalized costs are amortized on a unit-of-production basis over the remaining life of proved developed reserves or total proved reserves, as applicable. Natural gas volumes are converted to BOE at the rate of six Mcf of natural gas to one Bbl of oil.

The costs of retired, sold, or abandoned properties that constitute part of an amortization base are charged or credited, net of proceeds received, to accumulated DD&A.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the need for an impairment of long-lived assets to be held and used, including proved oil and natural gas properties, whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent that the asset’s carrying value exceeds its fair value. Expected future net cash flows are based on existing proved reserves (and appropriately risk-adjusted probable reserves), forecasted production information, and management’s outlook of future commodity prices. Any impairment charge incurred is expensed and reduces our net basis in the asset. Management aggregates proved property for impairment testing the same way as for calculating DD&A. The price assumptions used to calculate undiscounted cash flows is based on judgment. We use prices consistent with the prices used in bidding on acquisitions and/or assessing capital projects. These price assumptions are critical to the impairment analysis as lower prices could trigger impairment. During 2008, events and circumstances indicated that a portion of our oil and natural gas properties might be impaired. However, our estimates of undiscounted cash flows based on management’s outlook of future commodity prices at the date of assessment indicated that the remaining carrying amounts of our oil and natural gas properties are expected to be recovered, although in some cases by only a marginal amount. If oil and natural gas prices continue to decline, it is reasonably possible that our estimates of undiscounted cash flows may change in the near term resulting in the need to record a write down of our oil and natural gas properties to fair value.

Unproved properties, the majority of which relate to the acquisition of leasehold interests, are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates an impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms, and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of the unproved properties’ costs which we believe will not be transferred to proved properties over the life of the lease. One of the primary factors in determining what portion will not be transferred to proved properties is the relative proportion of the unproved properties on which proved reserves have been found in the past. Since the wells drilled on unproved acreage are inherently exploratory in nature, actual results could vary from estimates especially in newer areas in which we do not have a long history of drilling.

Oil and natural gas reserves.  Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Miller & Lents prepares a reserve and economic evaluation of all of our properties on a well-by-well basis. Assumptions used by Miller & Lents in calculating reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. The accuracy of reserve estimates is a function of the:

•	quality and quantity of available data;

•	interpretation of that data;

ENCORE ENERGY PARTNERS LP

•	accuracy of various mandated economic assumptions; and

•	judgment of the independent reserve engineer.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of calculating reserve estimates. We may not be able to develop proved reserves within the periods estimated. Furthermore, prices and costs may not remain constant. Actual production may not equal the estimated amounts used in the preparation of reserve projections. As these estimates change, calculated reserves change. Any change in reserves directly impacts our estimate of future cash flows from the property, the property’s fair value, and our DD&A rate.

Asset retirement obligations.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled. An amount equal to and offsetting the liability is capitalized as part of the carrying amount of our oil and natural gas properties. The liability is recorded at its discounted fair value and then accreted each period until it is settled or the well is sold, at which time the liability is reversed.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill and other intangible assets with indefinite useful lives are assessed for impairment annually in the fourth quarter or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level. We have determined that we have only one reporting unit, which is oil and natural gas production in the United States. We performed our annual impairment test at December 31, 2008, and determined that no indicators of impairment existed. If indicators of impairment are determined to exist, an impairment charge would be recognized for the amount by which the carrying value of an indefinite lived intangible asset exceeds its implied fair value.

Intangible assets with definite useful lives are amortized over their estimated useful lives. In accordance with SFAS 144, we evaluate the recoverability of intangible assets with definite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

We allocate the purchase price paid for the acquisition of a business to the assets and liabilities acquired based on the estimated fair values of those assets and liabilities. Estimates of fair value are based upon, among other things, reserve estimates, anticipated future prices and costs, and expected net cash flows to be generated. These estimates are often highly subjective and may have a material impact on the amounts recorded for acquired assets and liabilities.

ENCORE ENERGY PARTNERS LP

Oil and Natural Gas Revenue Recognition

Oil and natural gas revenues are recognized as oil and natural gas is produced and sold, net of royalties. Royalties and severance taxes are incurred based upon the actual price received from the sales. To the extent actual quantities and values of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Natural gas revenues are reduced by any processing and other fees incurred except for transportation costs paid to third parties, which are recorded as expense. Natural gas revenues are recorded using the sales method of accounting whereby revenue is recognized based on our actual sales of natural gas rather than our proportionate share of natural gas production. If our overproduced imbalance position (i.e., we have cumulatively been over-allocated production) is greater than our share of remaining reserves, a liability is recorded for the excess at period-end prices unless a different price is specified in the contract in which case that price is used. Revenue is not recognized for the production in tanks, oil marketed on behalf of joint interest owners in our properties, or oil in pipelines that has not been delivered to the purchaser.

Derivatives

We utilize various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with our oil and natural gas production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter forward derivative or option contracts with large financial institutions. We also use derivative instruments in the form of interest rate swaps, which hedge our risk related to interest rate fluctuation.

We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value can be recorded in accumulated other comprehensive income until such time as the hedged item is recognized in earnings.

To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically. Cash flow hedges are marked to market through accumulated other comprehensive income each period.

We have elected to designate our current interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized immediately in earnings. While management does not anticipate changing the designation of our interest rate swaps as hedges, factors beyond our control can preclude the use of hedge accounting.

We have elected to not designate our current portfolio of commodity derivative contracts as hedges and therefore, changes in fair value of these instruments are recognized in earnings each period.

Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion regarding our sensitivity analysis for financial instruments.

ENCORE ENERGY PARTNERS LP

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which: (1) standardizes the definition of fair value; (2) establishes a framework for measuring fair value in GAAP; and (3) expands disclosures related to the use of fair value measures in financial statements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 was prospectively effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected a partial deferral of SFAS 157 for all instruments within the scope of FSP FAS 157-2, including, but not limited to, our asset retirement obligations and indefinite lived assets. The adoption of SFAS 157 on January 1, 2008, as it relates to financial assets and liabilities, did not have a material impact on our results of operations or financial condition. We do not expect the adoption of SFAS 157 on January 1, 2009, as it relates to all instruments within the scope of FSP FAS 157-2, to have a material impact on our results of operations or financial condition.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”)

In February 2007, the FASB issued SFAS 159, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also allows entities an irrevocable option to measure eligible items at fair value at specified election dates, with resulting changes in fair value reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for eligible instruments and therefore, the adoption of SFAS 159 on January 1, 2008 did not impact our results of operations or financial condition. We will assess the impact of electing the fair value option for any eligible instruments acquired in the future. Electing the fair value option for such instruments could have a material impact on our future results of operations or financial condition.

FSP on FASB Interpretation (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The adoption of FSP FIN 39-1 on January 1, 2008 did not impact our results of operations or financial condition.

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)

In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is prospectively effective for business combinations consummated in

ENCORE ENERGY PARTNERS LP

fiscal years beginning on or after December 15, 2008, with early application prohibited. Subsequent to December 31, 2008, we completed an acquisition for certain oil and natural gas producing properties and related assets from Encore Operating. The accounting for transactions between entities under common control is unchanged under SFAS 141R. However, future acquisitions could have an impact on our results of operations and financial condition.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which amends SFAS 133, to require enhanced disclosures about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will require additional disclosures regarding our derivative instruments; however, it will not impact our results of operations or financial condition.

Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two — Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”)

In March 2008, the EITF ratified its consensus opinion on EITF 07-4, which addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS No. 128, “Earnings per Share” (“SFAS 128”) and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 is retrospectively effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are evaluating the impact the adoption of EITF 07-4 will have on our earnings per unit calculations.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”)

In May 2008, the FASB issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not impact our results of operations or financial condition.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”)

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per unit (“EPU”) under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. We are evaluating the impact the adoption of FSP EITF 03-6-1 will have on our EPU calculations.

Information Concerning Forward-Looking Statements

This Report contains forward-looking statements, which give our current expectations or forecasts of future events. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. In particular, forward-looking statements included in this Report relate to, among other things, the following:

•	items of income and expense (including, without limitation, LOE, production taxes, DD&A, and G&A);

ENCORE ENERGY PARTNERS LP

•	expected capital expenditures and the focus of our capital program;

•	areas of future growth;

•	our development and exploitation programs;

•	future secondary development and tertiary recovery potential;

•	anticipated prices for oil and natural gas and expectations regarding differentials between wellhead prices and benchmark prices (including, without limitation, the effects of the worldwide economic recession);

•	projected results of operations;

•	timing and amount of future production of oil and natural gas;

•	availability of pipeline capacity;

•	expected commodity derivative positions and payments related to thereto (including the ability of counterparties to fulfill obligations);

•	expectations regarding working capital, cash flow, and liquidity;

•	projected borrowings under our revolving credit facility (and the ability of lenders to fund their commitments); and

•	the marketing of our oil and natural gas production.

You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Item 1A. Risk Factors” and elsewhere in this Report and in our other filings with the SEC. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of exposure, but rather indicators of potential exposure. This information provides indicators of how we view and manage our ongoing market risk exposures. We do not enter into market risk sensitive instruments for speculative trading purposes.

Derivative policy.  Due to the volatility of crude oil and natural gas prices, we enter into various derivative instruments to manage our exposure to changes in the market price of crude oil and natural gas. We use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in prices on our cash available for distribution. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in us having lower net cash inflows in times of higher oil and natural gas prices than we would otherwise have, had we not utilized these instruments, management believes that the resulting reduced volatility of cash flow is beneficial.

ENCORE ENERGY PARTNERS LP

Counterparties.  At December 31, 2008, we had committed greater than 10 percent of either our outstanding oil or natural gas commodity derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed

Bank of America, N.A.	27%	—
BNP Paribas	28%	24%
Fortis	11%	—
Calyon	—	31%
Goldman Sachs Group	20%	—
Wachovia Bank	—	38%

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with significant counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating separately each derivative financial transaction between our counterparty and us, the master netting agreement enables our counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement benefits us in three ways: (1) the netting of the value of all trades reduces likelihood of our counterparties requiring daily collateral posting by us, (2) default by a counterparty under one financial trade can trigger rights for us to terminate all financial trades with such counterparty, and (3) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.

Commodity price sensitivity.  We manage commodity price risk with swap contracts, put contracts, collars, and floor spreads. Swap contracts provide a fixed price for a notional amount of sales volumes. Put contracts provide a fixed floor price on a notional amount of sales volumes while allowing full price participation if the relevant index price closes above the floor price. Collars provide a floor price on a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price. From time to time, we sell floors with a strike price below the strike price of the purchased floors in order to partially finance the premiums paid on the purchased floors. Together the two floors, known as a floor spread or put spread, have a lower premium cost than a traditional floor contract but provide price protection only down to the strike price of the short floor.

As of December 31, 2008, the fair market values of our oil and natural gas commodity derivative contracts were net assets of $100.6 million and $12.8 million, respectively. Based on our open commodity derivative positions at December 31, 2008, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net derivative fair value asset by approximately $19.8 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net derivative fair value asset by approximately $25.6 million.

ENCORE ENERGY PARTNERS LP

The following tables summarize our open commodity derivative contracts as of December 31, 2008:

Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(in thousands)
2009(a)							$67,850
	3,130	$110.00	440	$97.75	1,000	$68.70
2010							17,618
	880	80.00	440	93.80	—	—
	2,000	75.00	1,000	77.23	—	—
2011							15,112
	1,880	80.00	1,440	95.41	—	—
	1,000	70.00	—	—	—	—

							$100,580

(a)	In addition, we have a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
2009							$7,281
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	—	—	—	—
	1,800	6.76	—	—	—	—
2010							4,690
	3,800	8.20	3,800	9.58	—	—
	4,698	7.26	—	—	902	6.30
2011							424
	898	6.76	—	—	902	6.70
2012							424
	898	6.76	—	—	902	6.66

							$12,819

Interest rate sensitivity.  At December 31, 2008, we had total long-term debt of $150 million under our revolving credit facility, which is subject to floating market rates of interest that are linked to LIBOR. At this level of floating rate debt, if LIBOR increased 10 percent, we would incur an additional $0.4 million of interest expense per year, and if LIBOR decreased 10 percent, we would incur $0.4 million less.

ENCORE ENERGY PARTNERS LP

We manage interest rate risk with interest rate swaps whereby we swap floating rate debt under the OLLC Credit Agreement with a weighted average fixed rate. As of December 31, 2008, the fair market value of our interest rate swaps was a net liability of approximately $4.6 million. If LIBOR increased 10 percent, we estimate the liability would decrease to approximately $4.1 million, and if LIBOR decreased 10 percent, we estimate the liability would increase to approximately $5.0 million.

The following table summarizes our open interest rate swaps as of December 31, 2008:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(In thousands)

Jan. 2009 — Jan. 2011	$50,000	3.1610%	1-month LIBOR
Jan. 2009 — Jan. 2011	25,000	2.9650%	1-month LIBOR
Jan. 2009 — Jan. 2011	25,000	2.9613%	1-month LIBOR
Jan. 2009 — Mar. 2012	50,000	2.4200%	1-month LIBOR

ENCORE ENERGY PARTNERS LP

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Encore Energy Partners GP LLC
and Unitholders of Encore Energy Partners LP:

We have audited the accompanying consolidated balance sheets of Encore Energy Partners LP (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Energy Partners LP at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Partnership adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
February 24, 2009

ENCORE ENERGY PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$619	$3
Accounts receivable:
Trade	14,189	21,595
Affiliate	677	3,290
Derivatives	75,131	3,713
Other	800	448

Total current assets	91,416	29,049

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	521,522	500,470
Unproved properties	67	298
Accumulated depletion, depreciation, and amortization	(100,573)	(63,295)

	421,016	437,473

Other property and equipment	802	510
Accumulated depreciation	(240)	(68)

	562	442

Goodwill	2,648	2,648
Other intangibles, net	3,662	3,969
Derivatives	38,497	21,875
Debt issuance costs, net	1,223	1,451
Other	234	812

Total assets	$559,258	$497,719

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,036	$1,915
Affiliate	1,643	6,709
Accrued liabilities:
Lease operations expense	2,917	2,903
Development capital	731	3,012
Interest	126	147
Production, ad valorem, and severance taxes	10,284	6,272
Marketing	36	1,578
Derivatives	1,297	865
Other	2,755	2,898

Total current liabilities	20,825	26,299
Derivatives	3,491	20,447
Future abandonment cost, net of current portion	9,024	8,314
Long-term debt	150,000	47,500
Other	732	146

Total liabilities	184,072	102,706

Commitments and contingencies (see Note 4)
Partners’ equity:
Limited partners — 33,077,610 and 24,187,679 common units issued and outstanding, respectively	378,043	391,956
General partner — 504,851 general partner units issued and outstanding	1,403	3,057
Accumulated other comprehensive loss	(4,260)	—

Total partners’ equity	375,186	395,013

Total liabilities and partners’ equity	$559,258	$497,719

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per unit amounts)

Revenues:
Oil	$147,579	$85,110	$17,776
Natural gas	34,537	23,720	23,129
Marketing	5,324	8,582	—

Total revenues	187,440	117,412	40,905

Expenses:
Production:
Lease operations	28,655	21,539	6,937
Production, ad valorem, and severance taxes	18,835	11,664	3,745
Depletion, depreciation, and amortization	37,704	32,275	5,284
Exploration	181	124	22
General and administrative	12,132	12,204	1,737
Marketing	5,466	6,673	—
Derivative fair value loss (gain)	(96,880)	26,301	—
Other operating	1,325	1,087	536

Total expenses	7,418	111,867	18,261

Operating income	180,022	5,545	22,644

Other income (expenses):
Interest	(6,969)	(12,702)	—
Other	99	196	—

Total other expenses	(6,870)	(12,506)	—

Income (loss) before income taxes	173,152	(6,961)	22,644
Income tax provision	(635)	(62)	(240)

Net income (loss)	$172,517	$(7,023)	$22,404

Net income (loss) allocation (see Note 9):
Limited partners’ interest in net income (loss)	$162,869	$(18,617)

General partner’s interest in net income (loss)	$2,706	$(389)

Net income (loss) per common unit:
Basic	$5.33	$(0.78)
Diluted	$5.21	$(0.78)
Weighted average common units outstanding:
Basic	30,568	23,877
Diluted	31,938	23,877

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Owner’s			Other	Total
	Net	Limited	General	Comprehensive	Partners’
	Equity	Partners	Partner	Loss	Equity
	(In thousands, except per unit amounts)

Balance at December 31, 2005	$93,359	$—	$—	$—	$93,359
Net income	22,404	—	—	—	22,404
Net distributions to owner	(25,817)	—	—	—	(25,817)
Equity adjustment due to combination of entities under common control	180	—	—	—	180

Balance at December 31, 2006	90,126	—	—	—	90,126
Contributions by EAC in connection with acquisition of Elk Basin Assets	103,062	—	—	—	103,062
Net contributions from owner	11,227	—	—	—	11,227
Net income attributable to owner related to pre-partnership and pre-IPO operations	11,953	—	—	—	11,953
Equity adjustment due to combination of entities under common control	(1,306)	—	—	—	(1,306)
Contribution of Permian Basin Assets by EAC	(26,229)	26,229	—	—	—
Allocation of owner’s net equity — Permian Basin Assets	(91,956)	90,118	1,838	—	—
Allocation of owner’s net equity — Permian and Williston Basin Assets	(96,877)	94,979	1,898	—	—
Issuance of common units to public in IPO	—	213,116	—	—	213,116
Underwriting and offering costs in conjunction with IPO	—	(19,253)	(402)	—	(19,655)
Net loss attributable to unitholders subsequent to IPO	—	(18,587)	(389)	—	(18,976)
Non-cash unit-based compensation	—	6,665	139	—	6,804
Cash distributions to unitholders ($0.053 per unit)	—	(1,311)	(27)	—	(1,338)

Balance at December 31, 2007	—	391,956	3,057	—	395,013
Net contributions from owner	—	333	—	—	333
Deemed distributions to affiliates in connection with acquisition of Permian and Williston Basin Assets	—	(122,083)	(2,944)	—	(125,027)
Issuance of common units in exchange for net profits interest in certain Crockett County properties	—	5,748	—	—	5,748
Non-cash unit-based compensation	—	5,180	83	—	5,263
Cash distributions to unitholders ($2.3111 per unit)	—	(73,234)	(1,167)	—	(74,401)
Components of comprehensive income:
Net income attributable to affiliates related to pre-partnership operations of the Permian and Williston Basin Assets	—	3,321	80	—	3,401
Net income attributable to unitholders	—	166,822	2,294	—	169,116
Change in deferred hedge loss on interest rate swaps, net of tax of $14	—	—	—	(4,260)	(4,260)

Total comprehensive income					168,257

Balance at December 31, 2008	$—	$378,043	$1,403	$(4,260)	$375,186

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$172,517	$(7,023)	$22,404
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	37,704	32,275	5,284
Non-cash exploration expense	—	23	22
Non-cash unit-based compensation expense	5,232	6,804	—
Non-cash derivative loss (gain)	(92,286)	27,543	—
Deferred taxes	369	—	240
Other	890	589	77
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,897	(15,274)	2,890
Current derivatives	(9,586)	(2,700)	—
Other current assets	(51)	(447)	—
Long-term derivatives	(6,881)	(19,717)	—
Other assets	578	(812)	—
Accounts payable	(5,573)	3,268	—
Other current liabilities	2,964	8,837	123

Net cash provided by operating activities	115,774	33,366	31,040

Cash flows from investing activities:
Purchases of other property and equipment	(315)	(510)	—
Acquisition of oil and natural gas properties	(88)	(357,633)	(422)
Development of oil and natural gas properties	(17,598)	(17,986)	(4,801)

Net cash used in investing activities	(18,001)	(376,129)	(5,223)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	—	193,461	—
Proceeds from long-term debt, net of issuance costs	243,310	270,758	—
Payments on long-term debt	(141,000)	(225,000)	—
Deemed distributions to affiliates in connection with acquisition of the Permian and Williston Basin Assets	(125,027)	—	—
Distributions to unitholders	(74,401)	(1,338)	—
Other	(39)	—	—
Contribution by EAC in connection with purchase of Elk Basin Assets	—	93,658	—
Net contributions from (distributions to) owner prior to IPO	—	11,227	(25,817)

Net cash provided by (used in) financing activities	(97,157)	342,766	(25,817)

Increase in cash and cash equivalents	616	3	—
Cash and cash equivalents, beginning of period	3	—	—

Cash and cash equivalents, end of period	$619	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Formation of the Partnership and Description of Business

Encore Energy Partners LP (together with its subsidiaries, “ENP”), a Delaware limited partnership, was formed in February 2007 by Encore Acquisition Company (together with its subsidiaries, “EAC”), a publicly traded Delaware corporation, to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Also in February 2007, Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of EAC, was formed to serve as the general partner of ENP, and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and direct wholly owned subsidiary of ENP, was formed to own and operate ENP’s properties. ENP’s properties — and oil and natural gas reserves — are located in three core areas:

•	the Big Horn Basin in Wyoming and Montana, primarily in the Elk Basin field (the “Elk Basin Assets”);

•	the Permian Basin in West Texas; and

•	the Williston Basin in North Dakota.

Initial Public Offering and Concurrent Transactions

In September 2007, ENP completed its initial public offering (“IPO”) of 9,000,000 common units at a price to the public of $21.00 per unit. In October 2007, the underwriters exercised their over-allotment option to purchase an additional 1,148,400 common units. The net proceeds of approximately $193.5 million, after deducting the underwriters’ discount and a structuring fee of approximately $14.9 million, in the aggregate, and offering expenses of approximately $4.7 million, were used to repay in full $126.4 million of outstanding indebtedness under a subordinated credit agreement with EAP Operating, LLC, and reduce outstanding borrowings under ENP’s revolving credit facility. Please read “Note 7. Long-Term Debt” for additional discussion of ENP’s long-term debt.

At the closing of the IPO, the following transactions were completed:

(a) ENP entered into a contribution, conveyance and assumption agreement (the “Contribution Agreement”) with the General Partner, OLLC, EAC, Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC, and Encore Partners LP Holdings LLC, a Delaware limited liability company and direct wholly owned subsidiary of EAC. The following transactions, among others, occurred pursuant to the Contribution Agreement:

•	Encore Operating transferred certain oil and natural gas properties and related assets in the Permian Basin of West Texas (the “Permian Basin Assets”) to ENP in exchange for 4,043,478 common units; and

•	EAC agreed to indemnify ENP for certain environmental liabilities, tax liabilities, and title defects, as well as defects relating to retained assets and liabilities, occurring or existing before the closing.

These transfers and distributions were made in a series of steps outlined in the Contribution Agreement. In connection with the issuance of the common units by ENP in exchange for the Permian Basin Assets, the IPO, and the exercise of the underwriters’ option to purchase additional common units, the General Partner exchanged a certain number of common units for general partner units to enable it to maintain its then two percent general partner interest. The General Partner received the common units through capital contributions from EAC and its subsidiaries of common units they owned.

(b) ENP entered into an administrative services agreement (the “Administrative Services Agreement”) with the General Partner, OLLC, Encore Operating, and EAC pursuant to which Encore Operating

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performs administrative services for ENP. Please read “Note 13. Related Party Transactions” for additional discussion regarding the Administrative Services Agreement.

(c) The Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”) was approved. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion regarding the LTIP.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

As discussed in “Note 1. Formation of the Partnership and Description of Business,” upon completion of ENP’s IPO, EAC contributed the Permian Basin Assets to ENP. The Permian Basin Assets are considered the predecessor to ENP (the “Predecessor”), and therefore, the historical results of operations of ENP include the results of operations of the Permian Basin Assets for all periods presented. The results of operations of the Elk Basin Assets have been included with those of ENP from the date of acquisition in March 2007.

In February 2008, ENP completed the acquisition of certain oil and natural gas properties and related assets in the Permian Basin of West Texas and in the Williston Basin of North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating. Please read “Note 3. Acquisitions” for additional discussion. Because the Permian and Williston Basin Assets were acquired from an affiliate, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating’s historical cost and ENP’s historical financial information was recast to include the acquired properties for all periods presented. Accordingly, the consolidated financial statements and notes thereto reflect the combined historical results of ENP, the Permian Basin Assets, and the Permian and Williston Basin Assets throughout the periods presented. The results of operations of the Permian and Williston Basin Assets related to pre-partnership operations were allocated to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units. The effect of recasting ENP’s consolidated financial statements to account for this common control transaction reduced ENP’s net loss by approximately $18.3 million for 2007 and increased ENP’s net income by approximately $14.8 million in 2006.

ENP, the Permian Basin Assets, and the Permian and Williston Basin Assets were wholly owned by EAC prior to the closing of the IPO, with the exception of management incentive units owned by certain executive officers of the General Partner.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimations and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

Estimates made in preparing these consolidated financial statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion, depreciation, and amortization (“DD&A”) expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; operating costs accrued; volumes and prices for revenues accrued; estimates of the fair value of unit-based compensation awards; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Changes in the assumptions used could have a significant impact on reported results in future periods.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less. On a bank-by-bank basis and considering legal right of offset, cash accounts that are overdrawn are reclassified to current liabilities and any change in cash overdrafts is shown as “Change in cash overdrafts” in the “Financing activities” section of ENP’s Consolidated Statements of Cash Flows.

Prior to the formation of ENP, EAC provided cash as needed to support the operations of the predecessor properties and collected cash from sales of production. Net cash received or paid during each year by EAC for periods prior to the properties’ ownership by ENP is reflected as net contributions from owner or net distributions to owner on the accompanying Consolidated Statements of Partners’ Equity and Comprehensive Income and Consolidated Statements of Cash Flows.

Supplemental Disclosures of Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash paid during the period for:
Interest	$6,614	$11,857	$—
Income taxes	—	—	—
Non-cash investing and financing activities:
Contribution of commodity derivative contracts from EAC	—	9,404	—
Contribution of Permian Basin Assets from EAC	—	26,229	—
Issuance of common units in connection with acquisition of net profits interest in certain Crockett County properties(a)	5,748	—	—
Issuance of common units in connection with acquisition of the Permian and Williston Basin Assets(a)	125,027	—	—

(a)	Please read “Note 3. Acquisitions” for additional discussion of these acquisitions.

Accounts Receivable

Trade accounts receivable, which are primarily from oil and natural gas sales, are recorded at the invoiced amount and do not bear interest. ENP routinely reviews outstanding accounts receivable balances and assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. At December 31, 2008 and 2007, ENP had no allowance for doubtful accounts.

Properties and Equipment

Oil and Natural Gas Properties.  ENP uses the successful efforts method of accounting for its oil and natural gas properties under Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”). Under this method, all costs associated with productive and nonproductive development wells are capitalized. Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Costs associated with drilling exploratory wells are initially capitalized pending determination of whether the well is economically productive or nonproductive.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If an exploratory well does not find reserves or does not find reserves in a sufficient quantity as to make them economically producible, the previously capitalized costs would be expensed in ENP’s Consolidated Statements of Operations and shown as a non-cash adjustment to net income in the “Operating activities” section of ENP’s Consolidated Statements of Cash Flows in the period in which the determination was made. If an exploratory well finds reserves but they cannot be classified as proved, ENP continues to capitalize the associated cost as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the reserves and the operating viability of the project. If subsequently it is determined that these conditions do not continue to exist, all previously capitalized costs associated with the exploratory well would be expensed and shown as a non-cash adjustment to net income in the “Operating activities” section of ENP’s Consolidated Statements of Cash Flows in the period in which the determination was made. Re-drilling or directional drilling in a previously abandoned well is classified as development or exploratory based on whether it is in a proved or unproved reservoir. Costs for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as incurred. Costs to recomplete a well in a different unproved reservoir are capitalized pending determination that economic reserves have been added. If the recompletion is not successful, the costs would be charged to expense. All capitalized costs associated with both development and exploratory wells are shown as “Development of oil and natural gas properties” in the “Investing activities” section of ENP’s Consolidated Statements of Cash Flows.

Significant tangible equipment added or replaced that extends the useful or productive life of the property is capitalized. Costs to construct facilities or increase the productive capacity from existing reservoirs are capitalized. Capitalized costs are amortized on a unit-of-production basis over the remaining life of proved developed reserves or total proved reserves, as applicable. Natural gas volumes are converted to barrels of oil equivalent (“BOE”) at the rate of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of oil.

The costs of retired, sold, or abandoned properties that constitute part of an amortization base are charged or credited, net of proceeds received, to accumulated DD&A.

Miller and Lents, Ltd., ENP’s independent reserve engineer, estimates ENP’s reserves annually on December 31. This results in a new DD&A rate which ENP uses for the preceding fourth quarter after adjusting for fourth quarter production. ENP internally estimates reserve additions and reclassifications of reserves from proved undeveloped to proved developed at the end of the first, second, and third quarters for use in determining a DD&A rate for the respective quarter.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ENP assesses the need for an impairment of long-lived assets to be held and used, including proved oil and natural gas properties, whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent that the carrying value exceeds fair value. Expected future net cash flows are based on existing proved reserves (and appropriately risk-adjusted probable reserves), forecasted production information, and management’s outlook of future commodity prices. Management aggregates proved property for impairment testing the same way as for calculating DD&A. The price assumptions used to calculate undiscounted cash flows is based on judgment. ENP uses prices consistent with the prices used in bidding on acquisitions and/or assessing capital projects. These price assumptions are critical to the impairment analysis as lower prices could trigger impairment. Any impairment charge incurred is expensed and reduces the net basis in the asset. During 2008, events and circumstances indicated that a portion of ENP’s oil and natural gas properties might be impaired. However, ENP’s estimates of undiscounted cash flows based on management’s outlook of future commodity prices at the date of assessment indicated that the remaining carrying amounts of its oil and natural gas properties are expected to be recovered, although in some cases by only a marginal amount. If oil and natural gas prices continue to decline, it is reasonably possible that ENP’s estimates of undiscounted cash flows may

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in the near term resulting in the need to record a write down of ENP’s oil and natural gas properties to fair value.

Unproved properties, the majority of the costs of which relate to the acquisition of leasehold interests, are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates an impairment, a loss would be recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms, and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized would be determined by amortizing the portion of these properties’ costs which ENP believes will not be transferred to proved properties over the remaining life of the lease.

Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	December 31,
	2008	2007
	(In thousands)

Proved leasehold costs	$378,073	$372,076
Wells and related equipment — Completed	142,039	124,381
Wells and related equipment — In process	1,410	4,013

Total proved properties	$521,522	$500,470

Other Property and Equipment.  Other property and equipment is carried at cost. Depreciation is expensed on a straight-line basis over estimated useful lives, which range from three to seven years. Gains or losses from the disposal of other property and equipment are recognized in the period realized and included in “Other operating expense” of ENP’s Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

ENP accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually on December 31 or whenever indicators of impairment exist. If impairment is determined to exist, an impairment charge would be recognized for the amount by which the carrying value of the asset exceeds its implied fair value. The goodwill test is performed at the reporting unit level. ENP has determined that it has only one reporting unit, which is oil and natural gas production in the United States. ENP performed its annual impairment test at December 31, 2008 and determined that no impairment existed.

Intangible assets with definite useful lives are amortized over their estimated useful lives. In accordance with SFAS 144, ENP evaluates the recoverability of intangible assets with definite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

ENP is a party to a contract allowing it to purchase a certain amount of natural gas at a below market price for use as field fuel. The fair value of this contract, net of related amortization, is shown as “Other intangibles, net” on the accompanying Consolidated Balance Sheets. The gross carrying amount of this contract is $4.2 million and as of December 31, 2008 and 2007, accumulated amortization was $0.6 million and $0.3 million, respectively. During each of 2008 and 2007, ENP recorded $0.3 million of amortization

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to this contract. The net carrying amount is being amortized on a straight-line basis through July 2019. ENP expects to recognize $0.3 million of amortization expense during each of the next five years related to this contract.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” ENP recognizes the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which the property is acquired or a new well is drilled. An amount equal to and offsetting the liability is capitalized as part of the carrying amount of ENP’s oil and natural gas properties. The liability is recorded at its discounted fair value and then accreted each period until it is settled or the well is sold, at which time the liability is reversed. Estimates are based on historical experience in plugging and abandoning wells and estimated remaining field life based on reserve estimates. ENP does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. Please read “Note 5. Asset Retirement Obligations” for additional information.

Unit-Based Compensation

ENP does not have any employees. However, the LTIP allows for the grant of unit awards and unit-based awards for employees, consultants, and directors of EAC, the General Partner, and any of their affiliates that perform services for ENP. In addition, in May 2007, the board of directors of the General Partner issued 550,000 management incentive units to certain executive officers of the General Partner.

For 2006, a portion of the general and administrative expenses and lease operating expenses allocated to ENP to reflect the carve out operations of the Predecessor was non-cash stock-based compensation recorded on the books of EAC.

ENP accounts for unit-based compensation according to the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation expense, over the requisite service period, in an amount equal to the fair value of the awards. ENP utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of employee stock options under SFAS 123R. Please read “Note 10. Unit-Based Compensation Plans” for additional discussion of ENP’s unit-based compensation plans.

Segment Reporting

ENP operates in only one industry: the oil and natural gas exploration and production industry in the United States. A single management team administers all properties as a whole rather than by discrete operating segments. ENP does not track all material costs to develop and operate its properties at a lower level, nor does its current internal reporting structure allow for accurate tracking at a lower level. Throughout the year, ENP allocates capital resources to projects on a project-by-project basis, across its entire asset base to maximize profitability without regard to individual areas.

Major Customers/Concentration of Credit Risk

In 2008, Marathon Oil Corporation, ConocoPhillips, and Chevron Corporation accounted for approximately 24 percent, 23 percent, and 10 percent of ENP’s sales of oil and natural gas products, respectively. In 2007, Marathon Oil Corporation and ConocoPhillips accounted for approximately 34 percent and 17 percent of ENP’s total sales of production, respectively. In 2006, Chevron Corporation accounted for approximately 31 percent of ENP’s sales of oil and natural gas production.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

ENP is treated as a partnership for federal and state income tax purposes with each partner being separately taxed on his share of ENP’s taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, ENP is subject to an entity-level tax, the Texas margin tax, at an effective rate of up to 0.7 percent on the portion of its income that is apportioned to Texas beginning with tax reports due on or after January 1, 2008. Deferred tax assets and liabilities are recognized for future Texas margin tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective Texas margin tax bases.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as ENP does not have access to information about each unitholder’s tax attributes in ENP.

On January 1, 2007, ENP adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not impact ENP’s financial condition, results of operations, or cash flows. ENP performs a periodic evaluation of tax positions to review the appropriate recognition threshold for each tax position recognized in its consolidated financial statements. On the date of adoption of FIN 48 and as of December 31, 2008 and 2007, all of ENP’s tax positions met the “more-likely-than-not” threshold prescribed by FIN 48. Any interest assessed by the taxing authorities would be included in “Interest expense” and penalties related to income taxes would be included in “Other expense” on the accompanying Consolidated Statements of Operations.

Oil and Natural Gas Revenue Recognition

Oil and natural gas revenues are recognized as oil and natural gas is produced and sold, net of royalties. Royalties and severance taxes are incurred based upon the actual price received from the sales. To the extent actual quantities and values of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Accounts receivable — trade” in the accompanying Consolidated Balance Sheets. Natural gas revenues are reduced by any processing and other fees incurred except for transportation costs paid to third parties, which are recorded as “Other operating expense” in the accompanying Consolidated Statements of Operations. Natural gas revenues are recorded using the sales method of accounting whereby revenue is recognized based on actual sales of natural gas rather than ENP’s proportionate share of natural gas production. If ENP’s overproduced imbalance position (i.e., ENP has cumulatively been over-allocated production) is greater than ENP’s share of remaining reserves, a liability is recorded for the excess at period-end prices unless a different price is specified in the contract in which case that price is used. Revenue is not recognized for the production in tanks, oil marketed on behalf of joint owners in ENP’s properties, or oil in pipelines that has not been delivered to the purchaser.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ENP’s net oil inventories in pipelines were immaterial at December 31, 2008 and 2007. Natural gas imbalances at December 31, 2008 were 20,361 million British thermal units over-delivered to ENP. Natural gas imbalances at December 31, 2007 were immaterial.

Marketing Revenues and Expenses

In March 2007, ENP acquired a crude oil pipeline and a natural gas pipeline as part of the Elk Basin acquisition. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets. In addition, pipeline tariffs are collected for transportation through the crude oil pipeline.

Marketing revenues includes the sales of natural gas purchased from third parties as well as pipeline tariffs charged for transportation volumes through ENP’s pipelines. Marketing revenues derived from sales of natural gas purchased from third parties are recognized when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Marketing expenses include the cost of natural gas volumes purchased from third parties, pipeline tariffs, storage, truck facility fees, and tank bottom costs used to support the sale of oil production. As ENP takes title to the natural gas and has risks and rewards of ownership, these transactions are presented gross in the Consolidated Statements of Operations, unless they meet the criteria for netting as outlined in Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” ENP had no marketing activities prior to 2007.

Shipping Costs

Shipping costs in the form of pipeline fees and trucking costs paid to third parties are incurred to transport oil and natural gas production from certain properties to a different market location for ultimate sale. These costs are included in “Other operating expense” and “Marketing expense,” as applicable, in the accompanying Consolidated Statements of Operations.

Derivatives

ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production. These arrangements are structured to reduce ENP’s exposure to commodity price decreases, but they can also limit the benefit ENP might otherwise receive from commodity price increases. ENP’s risk management activity is generally accomplished through over-the-counter forward derivative or option contracts with large financial institutions. ENP also use derivative instruments in the form of interest rate swaps, which hedge its risk related to interest rate fluctuation.

ENP applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its amendments, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value can be recorded in accumulated other comprehensive income until such time as the hedged item is recognized in earnings.

To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically. Cash flow hedges are marked to market through accumulated other comprehensive income each period.

ENP has elected to designate our current interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings immediately as “Derivative fair value loss (gain)” in the Consolidated Statements of Operations. While management does not anticipate changing the designation of ENP’s interest rate swaps as hedges, factors beyond ENP’s control can preclude the use of hedge accounting.

ENP has elected to not designate its portfolio of commodity derivative contracts as hedges and therefore, changes in fair value of these instruments are recognized in earnings as “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.

Allocation of Net Income (Loss)

ENP’s net income (loss) is allocated to partner equity accounts in accordance with the provisions of the partnership agreement. For purposes of calculating earnings per unit, ENP allocates net income (loss) to its limited partners and participating securities, including general partner units, each quarter under the provisions of EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”

Earnings Per Unit

ENP calculates net income (loss) per common unit in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under the two-class method of calculating earnings per unit as prescribed by SFAS 128, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that may participate in undistributed earnings with common units. For purposes of calculating earnings per unit, the general partner units and management incentive units are participating securities. Net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of the participating securities, by the weighted average number of common units outstanding. Please read “Note 9. Earnings Per Common Unit” for additional discussion.

For periods prior to the IPO, ENP was wholly owned by EAC, other than management incentive units owned by certain executive officers of the General Partner. Accordingly, earnings per unit is not presented for those periods.

Comprehensive Income

ENP has elected to show comprehensive income as part of its Consolidated Statements of Partners’ Equity and Comprehensive Income rather than in its Consolidated Statements of Operations.

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which: (1) standardizes the definition of fair value; (2) establishes a framework for measuring fair value in GAAP; and (3) expands disclosures related to the use of fair value measures in financial statements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 was prospectively effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ENP elected a partial deferral of SFAS 157 for all instruments within the scope of FSP FAS 157-2, including, but not limited to, its asset retirement obligations and indefinite lived assets. The adoption of SFAS 157 on January 1, 2008, as it relates to financial assets and

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, did not have a material impact on ENP’s results of operations or financial condition. ENP does not expect the adoption of SFAS 157 on January 1, 2009, as it relates to all instruments within the scope of FSP FAS 157-2, to have a material impact on its results of operations or financial condition. Please read “Note 12. Fair Value Measurements” for additional discussion.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”)

In February 2007, the FASB issued SFAS 159, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also allows entities an irrevocable option to measure eligible items at fair value at specified election dates, with resulting changes in fair value reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. ENP did not elect the fair value option for eligible instruments and therefore, the adoption of SFAS 159 on January 1, 2008 did not impact ENP’s results of operations or financial condition. ENP will assess the impact of electing the fair value option for eligible instruments acquired in the future. Electing the fair value option for such instruments could have a material impact on ENP’s future results of operations or financial condition.

FSP on FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The adoption of FSP FIN 39-1 on January 1, 2008 did not impact ENP’s results of operations or financial condition.

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)

In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. Subsequent to December 31, 2008, ENP completed an acquisition for certain oil and natural gas producing properties and related assets from Encore Operating. Please read “Note 14. Subsequent Events” for additional discussion of this acquisition. The accounting for transactions between entities under common control is unchanged under SFAS 141R. However, future acquisitions could have an impact on ENP’s results of operations and financial condition and the reporting in the consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which amends SFAS 133 to require enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with early application encouraged. The adoption of SFAS 161 will require additional disclosures regarding ENP’s derivative instruments; however, it will not impact ENP’s results of operations or financial condition.

EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”)

In March 2008, the EITF ratified its consensus opinion on EITF 07-4, which addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS 128 and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 is retrospectively effective for fiscal years beginning after December 15, 2008, and interim periods within those years. ENP is evaluating the impact the adoption of EITF 07-4 will have on its earnings per unit calculations.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”)

In May 2008, the FASB issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not impact ENP’s results of operations or financial condition.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”)

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per unit under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. ENP is evaluating the impact the adoption of FSP EITF 03-6-1 will have on its earnings per unit calculations.

Note 3.	Acquisitions

Permian and Williston Basin Assets

In December 2007, OLLC entered into a purchase and investment agreement with Encore Operating pursuant to which OLLC agreed to acquire the Permian and Williston Basin Assets. The transaction closed in February 2008. The consideration for the acquisition consisted of approximately $125.3 million in cash, including post-closing adjustments, and 6,884,776 common units representing limited partner interests in ENP. In determining the total purchase price, the common units were valued at $125 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. ENP funded the cash portion of the purchase price with borrowings under OLLC’s revolving credit facility.

As discussed in “Note 2. Summary of Significant Accounting Policies,” the transaction was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s historical cost of approximately $100 million, and the historical financial information of ENP was recast to include the Permian and Williston Basin Assets for all periods presented. As the historical basis in the Permian and Williston Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price, as adjusted for post-closing adjustments, of the Permian and Williston Basin Assets was recorded as a deemed distribution to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units. No value was ascribed to

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the common units issued as consideration for the acquired properties as the cash consideration exceeded the historical carrying cost of the properties.

In May 2008, ENP acquired an existing net profits interest in certain of its properties in the Permian Basin of West Texas in exchange for 283,700 common units representing limited partner interests in ENP, which were valued at approximately $5.8 million at the time of the acquisition.

Elk Basin Assets

In January 2007, EAC entered into a purchase and sale agreement with a third party to acquire oil and natural gas properties and related assets in the Big Horn Basin of Wyoming and Montana, which included the Elk Basin Assets. Prior to closing, EAC assigned the rights and duties under the purchase and sale agreement relating to the Elk Basin Assets to OLLC. The closing of the acquisition occurred in March 2007. The total purchase price for the Elk Basin Assets was approximately $330.7 million, including transaction costs of approximately $1.1 million.

ENP financed the acquisition of the Elk Basin assets through a $93.7 million contribution from EAC, $120 million of borrowings under a subordinated credit agreement with EAP Operating, LLC, a Delaware limited liability company and direct wholly owned subsidiary of EAC, and borrowings under OLLC’s revolving credit facility. Please read “Note 7. Long-Term Debt” for additional discussion of ENP’s long-term debt.

The following unaudited pro forma condensed financial data was derived from the historical financial statements of ENP and from the accounting records of the seller to give effect to the acquisition of the Elk Basin Assets as if it had occurred on January 1, 2006. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the acquisition of the Elk Basin Assets taken place on January 1, 2006 and is not intended to be a projection of future results.

	Year Ended December 31,
	2007	2006
	(In thousands, except per unit amounts)

Pro forma total revenues	$131,573	$110,644

Pro forma net income (loss)	$(9,108)	$10,430

Pro forma net loss per common unit:
Basic	$(0.78)
Diluted	$(0.78)

For 2006, ENP was wholly owned by EAC. Accordingly, earnings per unit has not been calculated for that period.

Note 4.	Commitments and Contingencies

Litigation

ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial position, results of operations, or liquidity.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

ENP leases equipment that has remaining non-cancelable lease terms in excess of one year. The following table summarizes by year the remaining non-cancelable future payments under these operating leases as of December 31, 2008 (in thousands):

2009	$687
2010	687
2011	687
2012	515
2013	—
Thereafter	—

$2,576

ENP’s operating lease rental expense was approximately $0.8 million, $0.6 million, and $0.4 million in 2008, 2007, and 2006, respectively.

Note 5.	Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the periods indicated:

	Year Ended December 31,
	2008	2007
	(In thousands)

Future abandonment liability at January 1	$8,704	$1,754
Acquisition of properties	—	6,343
Wells drilled	29	117
Accretion of discount	418	371
Plugging and abandonment costs incurred	(62)	(103)
Revision of previous estimates	323	222

Future abandonment liability at December 31	$9,412	$8,704

As of December 31, 2008, approximately $9.0 million of ENP’s asset retirement obligations was long-term and recorded in “Future abandonment cost, net of current portion” and $0.4 million was current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. Approximately $4.4 million of the future abandonment liability as of December 31, 2008 represents the estimated cost for decommissioning the Elk Basin natural gas processing plant. ENP expects to continue reserving additional amounts based on the estimated timing to cease operations of the natural gas processing plant.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	December 31,
	2008	2007
	(In thousands)

Current portion of future abandonment liability	$388	$390
Income taxes payable	276	10
Deferred taxes	205	—
Oil and natural gas revenue payable	1,287	618
Other	599	1,880

Total	$2,755	$2,898

Note 7.	Long-Term Debt

Revolving Credit Facility

OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. On August 22, 2007, OLLC amended its credit agreement to revise certain financial covenants. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.

The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. On December 5, 2008, the borrowing base under the OLLC Credit Agreement was redetermined with no change. At December 31, 2008, the borrowing base was $240 million.

OLLC’s obligations under the OLLC Credit Agreement are secured by a first-priority security interest in OLLC’s proved oil and natural gas reserves and in the equity interests in OLLC and its restricted subsidiaries. In addition, OLLC’s obligations under the OLLC Credit Agreement are guaranteed by ENP and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to EAC and its restricted subsidiaries.

Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans

Less than .50 to 1	1.000%	0.000%
Greater than or equal to .50 to 1 but less than .75 to 1	1.250%	0.000%
Greater than or equal to .75 to 1 but less than .90 to 1	1.500%	0.250%
Greater than or equal to .90 to 1	1.750%	0.500%

The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate per year equal to the London Interbank Offered Rate (“LIBOR”), as published by Reuters or

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

another source designated by Bank of America, N.A., for deposits in dollars for a similar interest period. The “base rate” is calculated as the higher of (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 0.5 percent.

Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.

The OLLC Credit Agreement contains covenants that include, among others:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on the assets of ENP, OLLC and its restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that ENP and OLLC maintain a ratio of consolidated current assets (as defined in the OLLC Credit Agreement) to consolidated current liabilities (as defined in the OLLC Credit Agreement) of not less than 1.0 to 1.0;

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to the sum of consolidated net interest expense plus letter of credit fees of not less than 1.5 to 1.0;

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to consolidated senior interest expense of not less than 2.5 to 1.0; and

•	a requirement that ENP and OLLC maintain a ratio of consolidated funded debt (excluding certain related party debt) to consolidated adjusted EBITDA (as defined in the OLLC Credit Agreement) of not more than 3.5 to 1.0.

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

On December 31, 2008, there were $150 million of outstanding borrowings and $90 million of borrowing capacity under the OLLC Credit Agreement. As of December 31, 2008, OLLC was in compliance with all covenants of the OLLC Credit Agreement.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Credit Agreement

In March 2007, OLLC entered into a six-year subordinated credit agreement with EAP Operating, LLC, a Delaware limited liability company and direct wholly owned subsidiary of EAC, pursuant to which a single subordinated term loan was made to ENP in the aggregate amount of $120 million. The total outstanding balance of $126.4 million, including accrued interest, was repaid in September 2007 using a portion of the net proceeds from the IPO.

Long-Term Debt Maturities

The following table illustrates ENP’s long-term debt maturities at December 31, 2008:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Revolving credit facility	$150,000	$—	$—	$—	$150,000	$—	$—

During 2008 and 2007, the weighted average interest rate for total indebtedness was 4.8 percent and 8.9 percent, respectively.

Note 8.  Partners’ Equity and Distributions

ENP’s partnership agreement requires that, within 45 days after the end of each quarter, it distribute all of its available cash (as defined in the partnership agreement) to its unitholders. Distributions are not cumulative. ENP distributes available cash to its unitholders and the General Partner in accordance with their ownership percentages.

The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
2008	Declared	Common Unit		Date Paid	Distribution
					(In thousands)

Quarter ended December 31	1/26/2009	$0.5000		2/13/2009	$16,813
Quarter ended September 30	11/7/2008	$0.6600		11/14/2008	22,191
Quarter ended June 30	8/11/2008	$0.6881		8/14/2008	23,119
Quarter ended March 31	5/9/2008	$0.5755		5/15/2008	19,316
2007
Quarter ended December 31	2/6/2008	$0.3875		2/14/2008	9,843
Quarter ended September 30	11/8/2007	$0.0530	(a)	11/14/2007	1,346

(a)	Based on an initial quarterly distribution of $0.35 per unit, prorated for the period from and including September 17, 2007 (the closing date of the IPO) through September 30, 2007.

Note 9.	Earnings Per Common Unit (“EPU”)

ENP calculates EPU in accordance with SFAS 128. Under the two-class method of calculating EPU as prescribed by SFAS 128, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that may participate in undistributed earnings with common units. For purposes of calculating EPU, the general partner units and vested management incentive units are participating securities.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPU is calculated by dividing the limited partners’ interest in net income or loss, after deducting the interests of participating securities by the weighted average number of common units outstanding. For 2007, EPU was calculated based on the net loss for the period from the closing of the IPO in September 2007 through December 31, 2007.

The following table presents the allocation of net income (loss) to the limited partners and reflects EPU computations for the periods indicated.

	Year Ended December 31,
	2008	2007
	(In thousands, except per unit data)

Net income (loss)	$172,517	$(7,023)
Less: Net income prior to IPO and pre-partnership operations of assets contributed or purchased from EAC	3,401	11,953

Net income (loss) attributable to unitholders	$169,116	$(18,976)

Numerator:
Numerator for basic EPU:
Net income (loss) attributable to unitholders	$169,116	$(18,976)
Less: Distributions to participating securities	4,708	—
Less: Undistributed income (loss) allocated to participating securities	1,539	(359)

Net income (loss) allocation to limited partners	162,869	(18,617)
Plus: Incremental income allocated to limited partners due to assumed conversion of management incentive units	3,541	—

Numerator for diluted EPU	$166,410	$(18,617)

Denominator:
Denominator for basic EPU:
Weighted average common units outstanding	30,568	23,877
Effect of dilutive management incentive units(a)	1,367	—
Effect of dilutive phantom units	3	—

Denominator for diluted EPU	31,938	23,877

Net income (loss) per common unit:
Basic	$5.33	$(0.78)
Diluted	$5.21	$(0.78)

(a)	For 2007, 550,000 management incentive units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. Please read “Note 10. Unit-Based Compensation Plans” for additional discussion of the management incentive units.

Note 10.	Unit-Based Compensation Plans

Management Incentive Units

In May 2007, the board of directors of the General Partner issued 550,000 management incentive units to certain executive officers of the General Partner. A management incentive unit is a limited partner interest in ENP that entitles the holder to quarterly distributions to the extent paid to ENP’s common unitholders and to increasing distributions upon the achievement of 10 percent compounding increases in ENP’s distribution rate

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to common unitholders. On November 14, 2008 the management incentive units became convertible into ENP common units, at the option of the holder, at a ratio of one management incentive unit to approximately 3.1186 ENP common units. During the fourth quarter of 2008, all 550,000 management incentive units were converted into 1,715,205 ENP common units.

The fair value of the management incentive units granted in 2007 was estimated on the date of grant using a discounted dividend model. During 2008 and 2007, ENP recognized total compensation expense for the management incentive units of $4.8 million and $6.8 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. As of December 31, 2008, there have been no additional issuances of management incentive units.

Long-Term Incentive Plan

In September 2007, the board of directors of the General Partner approved the LTIP, which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, the General Partner, and any of their subsidiaries and affiliates who perform services for ENP and its subsidiaries and affiliates are eligible to be granted awards under the LTIP. The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of December 31, 2008, there were 1,100,000 common units available for issuance under the LTIP. The LTIP is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator. To satisfy common unit awards, ENP may issue new common units, acquire common units in the open market, or use common units already owned by EAC and its affiliates.

Phantom Units.  From time to time, ENP issues phantom units to members of the General Partner’s board of directors pursuant to the LTIP. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units; therefore, these phantom units are classified as equity instruments. Phantom units vest in four equal annual installments. The holders of phantom units are also entitled to receive distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right is outstanding. During 2008 and 2007, ENP recognized non-cash unit-based compensation expense for the phantom units of $0.3 million and $31,000, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.

The following table summarizes the changes in the number of ENP’s unvested phantom units and their related weighted average grant date fair value for 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2008	20,000	$20.21
Granted	30,000	17.91
Vested	(6,250)	19.93
Forfeited	—	—

Outstanding at December 31, 2008	43,750	18.67

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008 and 2007, ENP issued 30,000 and 20,000, respectively, phantom units to members of the General Partner’s board of directors the vesting of which is dependent only on the passage of time and continuation as a board member. The following table illustrates outstanding phantom units at December 31, 2008:

	Year of Vesting
Year of Grant	2009	2010	2011	2012	Total

2007	5,000	5,000	5,000	—	15,000
2008	7,500	7,500	7,500	6,250	28,750

Total	12,500	12,500	12,500	6,250	43,750

As of December 31, 2008, ENP had $0.6 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 1.5 years. During 2008, there were 6,250 phantom units that vested, the total fair value of which was $0.1 million.

Note 11.  Financial Instruments

The book value of ENP’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The book value of long-term debt approximates fair value as the interest rate is variable. Commodity derivative contracts and interest rate swaps are marked-to-market each quarter.

Derivative Financial Instruments

Commodity Derivative Contracts.  ENP manages commodity price risk with swap contracts, put contracts, collars, and floor spreads. Swap contracts provide a fixed price for a notional amount of sales volumes. Put contracts provide a fixed floor price on a notional amount of sales volumes while allowing full price participation if the relevant index price closes above the floor price. Collars provide a floor price for a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price.

From time to time, ENP sells floors with a strike price below the strike price of the purchased floors in order to partially finance the premiums paid on the purchased floors. Together the two floors, known as a floor spread or put spread, have a lower premium cost than a traditional floor contract but provide price protection only down to the strike price of the short floor. As with ENP’s other commodity derivative contracts, these are marked-to-market each quarter through “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations. In the following tables, the purchased floor component of these floor spreads are shown net and included with ENP’s other floor contracts.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize ENP’s open commodity derivative contracts as of December 31, 2008:

Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
2009(a)							$67,850
	3,130	$110.00	440	$97.75	1,000	$68.70
2010							17,618
	880	80.00	440	93.80	—	—
	2,000	75.00	1,000	77.23	—	—
2011							15,112
	1,880	80.00	1,440	95.41	—	—
	1,000	70.00	—	—	—	—

							$100,580

(a)	In addition, ENP has a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
2009							$7,281
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	—	—	—	—
	1,800	6.76	—	—	—	—
2010							4,690
	3,800	8.20	3,800	9.58	—	—
	4,698	7.26	—	—	902	6.30
2011							424
	898	6.76	—	—	902	6.70
2012							424
	898	6.76	—	—	902	6.66

							$12,819

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps.  ENP manages interest rate risk with interest rate swaps whereby it swaps floating rate debt under the OLLC Credit Agreement with a weighted average fixed rate. These interest rate swaps were designated as cash flow hedges. The following table summarizes ENP’s open interest rate swaps as of December 31, 2008:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(In thousands)

Jan. 2009 — Jan. 2011	$50,000	3.1610%	1-month LIBOR
Jan. 2009 — Jan. 2011	25,000	2.9650%	1-month LIBOR
Jan. 2009 — Jan. 2011	25,000	2.9613%	1-month LIBOR
Jan. 2009 — Mar. 2012	50,000	2.4200%	1-month LIBOR

As of December 31, 2008, the fair market value of ENP’s interest rate swaps was a net liability of $4.6 million of which, $1.3 million was current and included in the current liabilities line “Derivatives” and $3.3 million was long-term and included in the other liabilities line “Derivatives” in the accompanying Consolidated Balance Sheets. During 2008, settlements of interest rate swaps increased ENP’s interest expense by approximately $0.2 million.

Current Period Impact.  ENP recognized derivative fair value gains and losses related to: (1) ineffectiveness on designated derivative contracts; (2) changes in the market value of derivative contracts; (3) settlements on commodity derivative contracts; and (4) premium amortization. The following table summarizes the components of derivative fair value loss (gain) for the periods indicated:

	Year Ended December 31,
	2008	2007
	(In thousands)

Ineffectiveness on designated derivative contracts	$372	$—
Mark-to-market loss (gain) on derivative contracts	(101,595)	23,470
Premium amortization	8,936	4,073
Settlements on commodity derivative contracts	(4,593)	(1,242)

Total derivative fair value loss (gain)	$(96,880)	$26,301

Counterparty Risk.  At December 31, 2008, ENP had committed greater than 10 percent of either its oil or natural gas commodity derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed

Bank of America, N.A.	27%	—
BNP Paribas	28%	24%
Fortis	11%	—
Calyon	—	31%
Goldman Sachs Group	20%	—
Wachovia Bank	—	38%

In order to mitigate the credit risk of financial instruments, ENP enters into master netting agreements with significant counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and ENP. Instead of treating separately each financial transaction between the counterparty and ENP, the master netting agreement enables the counterparty and ENP to aggregate all financial trades and treat them as a single agreement. This arrangement benefits ENP in three ways: (1) the netting of the value of

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all trades reduces the likelihood of counterparties requiring daily collateral posting by ENP; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces ENP’s credit exposure to a given counterparty in the event of close-out.

Accumulated Other Comprehensive Loss.  At December 31, 2008, accumulated other comprehensive loss consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps that are designated as hedges of $4.3 million. ENP expects to reclassify $1.3 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense during 2009.

Note 12.	Fair Value Measurements

As discussed in “Note 2. Summary of Significant Accounting Policies,” ENP adopted SFAS 157 on January 1, 2008, as it relates to financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

•	Level 1 — Unadjusted quoted prices are available in active markets for identical assets or liabilities.

•	Level 2 — Pricing inputs, other than quoted prices within Level 1, that are either directly or indirectly observable.

•	Level 3 — Pricing inputs that are unobservable requiring the use of valuation methodologies that result in management’s best estimate of fair value.

ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions are used to estimate the fair values of ENP’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

•	Level 2 — Fair values of oil and natural gas swaps were estimated using a combined income and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 — Fair values of oil and natural gas floors and caps were estimated using pricing models and discounted cash flow methodologies based on inputs that are not readily available in public markets.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth ENP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Oil derivative contracts — swaps	$5,150	$—	$5,150	$—
Oil derivative contracts — floors and caps	95,430	—	—	95,430
Natural gas derivative contracts — swaps	78	—	78	—
Natural gas derivative contracts — floors and caps	12,741	—	—	12,741
Interest rate swaps	(4,559)	—	(4,559)	—

Total	$108,840	$—	$669	$108,171

The following table summarizes the changes in the fair value of ENP’s Level 3 financial assets and liabilities for 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Natural Gas
	Oil Derivative	Derivative
	Contracts — Floors	Contracts — Floors
	and Caps	and Caps	Total
	(In thousands)

Balance at January 1, 2008	$6,466	$4,533	$10,999
Total gains (losses):
Included in earnings	79,709	5,590	85,299
Purchases, issuances, and settlements	9,255	2,618	11,873

Balance at December 31, 2008	$95,430	$12,741	$108,171

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$79,709	$5,590	$85,299

Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 financial assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations. All fair values reflected in the tables above and in the accompanying Consolidated Balance Sheet as of December 31, 2008 have been adjusted for non-performance risk, resulting in a reduction of the net asset of approximately $1.4 million as of December 31, 2008.

Note 13.	Related Party Transactions

ENP does not have any employees. The employees supporting the operations of ENP are employees of EAC. As discussed in “Note 1. Formation of the Partnership and Description of Business,” ENP entered into the Administrative Services Agreement pursuant to which Encore Operating performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering. In addition, Encore Operating provides all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by ENP. Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services. Effective April 1, 2008, the administrative fee increased to $1.88

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per BOE of ENP’s production as a result of the COPAS Wage Index Adjustment. Encore Operating also charges ENP for reimbursement of actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the Administrative Services Agreement unless its acts or omissions constitute gross negligence or willful misconduct.

ENP also reimburses EAC for any additional state income, franchise, or similar tax incurred by EAC resulting from the inclusion of ENP and its subsidiaries in consolidated tax returns with EAC and its subsidiaries as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP and its subsidiaries would have incurred had it not been included in a combined group with EAC.

In 2008 and 2007, ENP paid Encore Operating $6.6 million and $2.8 million, respectively, for administrative fees under the Administrative Services Agreement (including payment of any COPAS recovery) and $8.3 million and $3.5 million, respectively, for reimbursement of actual third-party expenses incurred on ENP’s behalf. Expenses incurred under the Administrative Services Agreement and third-party expenses billed by EAC to ENP are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. As of December 31, 2008 and 2007, ENP had a payable to EAC of $1.6 million and $6.7 million, respectively, which is reflected in “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets. As of December 31, 2008 and 2007, ENP had a receivable from EAC of $0.7 million and $3.3 million, respectively, which is reflected in “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.

As discussed in “Note 3. Acquisitions,” ENP completed the acquisition of the Permian and Williston Basin Assets from Encore Operating in February 2008 for total consideration of approximately $125.3 million in cash, including certain post-closing adjustments, and 6,884,776 common units representing limited partner interests in ENP. In determining the total purchase price, the common units were valued at $125 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties.

During 2008 and 2007, ENP distributed approximately $49.3 million and $0.8 million, respectively, to EAC and certain executive officers of the General Partner related to quarterly distribution on common units and management incentive units. During 2008 and 2007, ENP distributed approximately $1.2 million and $27 thousand, respectively, to the General Partner as the holder of all 504,851 general partner units.

As discussed in “Note 7. Long-Term Debt,” during 2007, ENP had a subordinated credit agreement with a subsidiary of EAC, which was repaid in full from a portion of the net proceeds from the IPO.

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

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Subsequent Events — Unaudited

Purchase and Sale Agreement

On December 5, 2008, OLLC entered into a purchase and sale agreement, with Encore Operating, pursuant to which OLLC acquired certain oil and natural gas producing properties and related assets in the Arkoma Basin and royalty interest properties in Oklahoma as well as 10,300 unleased mineral acres. The transaction closed on January 2, 2009. The purchase price was $49 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3 million), which OLLC financed through borrowings under the OLLC Credit Agreement.

The acquisition will be accounted for as a transaction between entities under common control. Therefore, the assets will be recorded on ENP’s balance sheet at EAC’s historical basis, and the historical results of operations of ENP will be restated to reflect the historical operating results of the combined entities.

Distributions

On January 26, 2009, ENP announced a distribution for the fourth quarter of 2008 to unitholders of record as of the close of business on February 6, 2009. Approximately $16.8 million was paid on February 13, 2009 to unitholders at a rate of $0.50 per unit.

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION

Capitalized Costs and Costs Incurred Relating to Oil and Natural Gas Producing Activities

The capitalized cost of oil and natural gas properties was as follows as of the dates indicated:

	December 31,
	2008	2007
	(In thousands)

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	$521,522	$500,470
Unproved properties	67	298
Accumulated depletion, depreciation, and amortization	(100,573)	(63,295)

	$421,016	$437,473

The following table summarizes costs incurred related to oil and natural gas properties for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Acquisitions:
Proved properties	$5,813	$353,985	$319
Unproved properties	—	105	103
Asset retirement obligations	—	6,343	6

Total acquisitions	5,813	360,433	428

Development:
Drilling and exploitation	13,861	17,542	3,898
Asset retirement obligations	29	117	17

Total development	13,890	17,659	3,915

Exploration:
Drilling and exploitation	1,204	3,130	3
Other	119	101	—

Total exploration	1,323	3,231	3

Total costs incurred	$21,026	$381,323	$4,346

Oil & Natural Gas Producing Activities — Unaudited

The estimates of ENP’s proved oil and natural gas reserves, which are located entirely within the United States, were prepared in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and the FASB. Proved oil and natural gas reserve quantities are derived from estimates prepared by Miller and Lents, Ltd., who are independent petroleum engineers.

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

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

constant throughout the life of the properties. Year-end prices used in estimating net cash flows were as follows as of the dates indicated:

	December 31,
	2008	2007	2006

Oil (per Bbl)	$44.60	$96.01	$61.06
Natural gas (per Mcf)	5.62	7.47	5.48

Net future cash inflows have not been adjusted for commodity derivative contracts outstanding at the end of the year. The future cash flows are reduced by estimated production and development costs, which are based on year-end economic conditions and held constant throughout the life of the properties, and by the estimated effect of future income taxes due to the Texas margin tax. Future federal income taxes have not been deducted from future net revenues in the calculation of ENP’s Standardized Measure as each partner is separately taxed on his share of ENP’s taxable income.

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

ENP’s estimated net quantities of proved oil and natural gas reserves were as follows as of the dates indicated:

	December 31,
	2008	2007	2006

Proved reserves:
Oil (MBbls)	16,641	21,397	3,952
Natural gas (MMcf)	56,540	61,207	55,241
Combined (MBOE)	26,064	31,598	13,159
Proved developed reserves:
Oil (MBbls)	14,862	19,140	3,503
Natural gas (MMcf)	49,320	51,288	48,265
Combined (MBOE)	23,082	27,688	11,547

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

The changes in ENP’s proved reserves were as follows for the periods indicated:

		Natural	Oil
	Oil	Gas	Equivalent
	(MBbls)	(MMcf)	(MBOE)

Balance, December 31, 2005(a)	3,937	63,526	14,525
Purchases of minerals-in-place	17	—	17
Extensions and discoveries	47	952	206
Revisions of previous estimates	243	(5,939)	(747)
Production	(292)	(3,298)	(842)

Balance, December 31, 2006(a)	3,952	55,241	13,159
Purchases of minerals-in-place	17,382	3,200	17,915
Extensions and discoveries	425	6,418	1,495
Revisions of previous estimates	1,074	(234)	1,035
Production	(1,436)	(3,418)	(2,006)

Balance, December 31, 2007(a)	21,397	61,207	31,598
Purchases of minerals-in-place	12	2,471	424
Extensions and discoveries	32	1,955	358
Revisions of previous estimates	(3,145)	(5,168)	(4,007)
Production	(1,655)	(3,925)	(2,309)

Balance, December 31, 2008	16,641	56,540	26,064

(a)	Includes 10,568 MBOE, 6,871 MBOE, and 7,115 MBOE of proved reserves as of December 31, 2007, 2006, and 2005, respectively, associated with the Permian and Williston Basin Assets ENP acquired from EAC in February 2008. The acquisition of these assets was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby ENP’s historical financial information and proved reserve volumes were recast to include the acquired properties for all periods presented.

ENP’s Standardized Measure of discounted estimated future net cash flows was as follows as of the dates indicated:

	December 31,
	2008	2007	2006
	(In thousands)

Future cash inflows	$906,170	$2,106,853	$504,838
Future production costs	(459,797)	(725,590)	(183,505)
Future development costs	(36,361)	(40,244)	(13,588)
Future abandonment costs, net of salvage	(23,241)	(23,741)	(3,153)
Future income tax expense	(61)	(5,866)	(1,714)

Future net cash flows	386,710	1,311,412	302,878
10% annual discount	(186,676)	(651,544)	(166,711)

Standardized measure of discounted estimated future net cash flows	$200,034	$659,868	$136,167

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

The changes in ENP’s Standardized Measure of discounted estimated future net cash flows were as follows for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net change in prices and production costs	$(413,209)	$80,331	$(87,708)
Purchases of minerals-in-place	5,693	484,207	265
Extensions, discoveries, and improved recovery	1,951	22,667	2,378
Revisions of previous quantity estimates	(34,790)	29,353	(6,443)
Production, net of production costs	(45,736)	(98,955)	(23,067)
Development costs incurred during the period	9,577	17,542	3,898
Accretion of discount	65,987	13,617	24,272
Change in estimated future development costs	(5,694)	(28,465)	1,670
Net change in income taxes	2,716	(2,071)	(194)
Change in timing and other	(46,329)	5,475	(21,615)

Net change in standardized measure	(459,834)	523,701	(106,544)
Standardized measure, beginning of year	659,868	136,167	242,711

Standardized measure, end of year	$200,034	$659,868	$136,167

Selected Quarterly Financial Data — Unaudited

The following table sets forth selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per unit data)

2008
Revenues	$47,056	$59,852	$55,703	$24,829
Operating income (loss)	$5,798	$(43,406)	$98,196	$119,434
Net income (loss)	$4,085	$(44,998)	$96,117	$117,313
Net income (loss) allocation:
Limited partners’ interest in net income (loss)	$383	$(45,233)	$91,981	$114,342
General partner’s interest in net income (loss)	$35	$(731)	$1,481	$1,840
Net income (loss) per common unit:
Basic	$0.01	$(1.45)	$2.93	$3.65
Diluted	$0.01	$(1.45)	$2.87	$3.50
2007
Revenues	$14,011	$31,515	$33,545	$38,341
Operating income	$557	$6,082	$2,037	$(3,131)
Net income (loss)	$(931)	$724	$(2,820)	$(3,996)
Net loss allocation:
Limited partners’ interest in net loss			$(7,656)	$(10,961)
General partner’s interest in net loss			$(160)	$(229)
Net loss per common unit:
Basic			$(0.33)	$(0.46)
Diluted			$(0.33)	$(0.46)

The table above presents the allocation of net loss to the limited partners for the period subsequent to the IPO and displays EPU for the applicable periods. For periods prior to the IPO, ENP was wholly owned by EAC, other than management incentive units owned by certain executive officers of the General Partner. Accordingly, EPU is not presented for those periods.

ENCORE ENERGY PARTNERS LP

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our general partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. ENP’s internal control over financial reporting is a process designed under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ENP’s financial statements for external purposes in accordance with GAAP.

As of December 31, 2008, management assessed the effectiveness of ENP’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that ENP maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm that audited the consolidated financial statements of ENP included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of ENP’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of ENP’s internal control over financial reporting as of December 31, 2008, is included below.

ENCORE ENERGY PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Encore Energy Partners GP LLC
and Unitholders of Encore Energy Partners LP:

We have audited Encore Energy Partners LP’s (the “Partnership”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Energy Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Encore Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Energy Partners LP as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Fort Worth, Texas
February 24, 2009

ENCORE ENERGY PARTNERS LP

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Encore Energy Partners GP LLC, our general partner and an indirect wholly owned subsidiary of EAC, manages our operations and activities. All executive officers of our general partner are employees of EAC and devote time as needed to conduct our business and affairs. Encore Energy Partners GP LLC has a board of directors that oversees its management, operations, and activities. We refer to the board of directors of Encore Energy Partners GP LLC as the “board of directors of our general partner.” The board of directors and executive officers of our general partner make all strategic decisions on our behalf.

At the closing of our initial public offering, we entered into an administrative services agreement with Encore Operating and EAC pursuant to which Encore Operating performs administrative services for us. For more information regarding the administrative services agreement, please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Administrative Services Agreement.”

Our general partner is not elected by our unitholders nor subject to re-election on a regular basis. Unitholders are also not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. As owner of our general partner, EAC has the ability to elect all the members of the board of directors of our general partner. Our general partner owes a fiduciary duty to our unitholders, although our partnership agreement limits such duties and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it.

ENCORE ENERGY PARTNERS LP

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

Name	Age	Position with Encore Energy Partners GP LLC

I. Jon Brumley	69	Chairman of the Board
Jon S. Brumley	38	Chief Executive Officer, President and Director
Robert C. Reeves	39	Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
L. Ben Nivens	48	Senior Vice President and Chief Operating Officer
John W. Arms	41	Senior Vice President, Acquisitions
Kevin Treadway	43	Senior Vice President, Land
Andrea Hunter	34	Vice President, Controller and Principal Accounting Officer
Thomas H. Olle	54	Vice President, Strategic Solutions
Andy R. Lowe	57	Vice President, Marketing
Arnold L. Chavkin	57	Director
John E. Jackson	50	Director
J. Luther King, Jr.	68	Director
Clayton E. Melton	65	Director
George W. Passela	63	Director

I. Jon Brumley has been Chairman of the Board of our general partner since February 2007. Mr. Brumley is Chairman of the Board of EAC, a position he has held since its inception in April 1998. He also served as Chief Executive Officer of EAC from its inception until December 2005 and President of EAC from its inception until August 2002. Beginning in August 1996, Mr. Brumley served as Chairman and Chief Executive Officer of MESA Petroleum (an independent oil and gas company) until MESA’s merger in August 1997 with Parker & Parsley to form Pioneer Natural Resources Company (an independent oil and gas company). He served as Chairman and Chief Executive Officer of Pioneer until joining EAC in 1998. Mr. Brumley received a Bachelor of Business Administration from the University of Texas and a Master of Business Administration from the University of Pennsylvania Wharton School of Business. He is the father of Jon S. Brumley.

Jon S. Brumley has been the Chief Executive Officer, President, and Director of our general partner since February 2007. Mr. Brumley has been Chief Executive Officer of EAC since January 2006, President of EAC since August 2002, and a director of EAC since November 2001. He also held the positions of Executive Vice President — Business Development and Corporate Secretary from EAC’s inception in April 1998 until August 2002 and was a director of EAC from April 1999 until May 2001. Prior to joining EAC, Mr. Brumley held the position of Manager of Commodity Risk and Commercial Projects for Pioneer Natural Resources Company. He was with Pioneer since its creation by the merger of MESA and Parker & Parsley in August 1997. Prior to August 1997, Mr. Brumley served as Director — Business Development for MESA. Mr. Brumley received a Bachelor of Business Administration in Marketing from the University of Texas. He is the son of I. Jon Brumley.

Robert C. Reeves has been the Senior Vice President, Chief Financial Officer, and Treasurer of our general partner since February 2007 and Corporate Secretary since May 2008. Mr. Reeves has been Senior Vice President, Chief Financial Officer, and Treasurer of EAC since November 2006 and has been Corporate Secretary of EAC since May 2008. From November 2006 until January 2007, Mr. Reeves also served as

ENCORE ENERGY PARTNERS LP

Corporate Secretary of EAC. Mr. Reeves served as Senior Vice President, Chief Accounting Officer, Controller, and Assistant Corporate Secretary of EAC from November 2005 until November 2006. He served as EAC’s Vice President, Controller, and Assistant Corporate Secretary from August 2000 until October 2005. He served as Assistant Controller of EAC from April 1999 until August 2000. Prior to joining EAC, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Mr. Reeves received his Bachelor of Science degree in Accounting from the University of Kansas. He is a Certified Public Accountant.

L. Ben Nivens has been the Senior Vice President and Chief Operating Officer of our general partner since February 2007. Mr. Nivens has been Senior Vice President and Chief Operating Officer of EAC since November 2006. From October 2005 until November 2006, Mr. Nivens served as Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary of EAC. Mr. Nivens served as EAC’s Vice President of Corporate Strategy and Treasurer from June 2005 until October 2005. From April 2002 to June 2005, Mr. Nivens served as engineering manager and in other engineering positions for EAC. Prior to joining EAC, he worked as a reservoir engineer for Prize Energy from 1999 to 2002. From 1990 to 1999, Mr. Nivens worked in the corporate planning group at Union Pacific Resources and also served as a reservoir engineer. In addition, he worked as a reservoir engineer for Compass Bank in 1999. Mr. Nivens received a Bachelor of Science in Petroleum Engineering from Texas Tech University and a Masters of Business Administration from Southern Methodist University.

John W. Arms has been the Senior Vice President — Acquisitions of our general partner since February 2007. Mr. Arms has served as Senior Vice President — Acquisitions of EAC since February 2007. Mr. Arms served as Vice President of Business Development of EAC from September 2001 until February 2007. From November 1998 until September 2001, Mr. Arms served as Manager of Acquisitions and in various other petroleum engineering positions for EAC. Prior to joining EAC in November 1998, Mr. Arms was a Senior Reservoir Engineer for Union Pacific Resources and an Engineer at XTO Energy, Inc. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

Kevin Treadway has been the Senior Vice President — Land of our general partner and EAC since February 2008 and served as our Vice President — Land from February 2007 to February 2008. From 2004 until February 2008, Mr. Treadway served as Vice President — Land of EAC. He joined EAC in 2000 as staff landman and in 2002 was promoted to Land Manager. Prior to joining EAC, Mr. Treadway served as a Landman at Coho Resources. Mr. Treadway received a Bachelor of Science degree in Petroleum Land Management from the University of Southwestern Louisiana

Andrea Hunter has been Vice President, Controller, and Principal Accounting Officer of our general partner and EAC since February 2008. Prior to her promotion, Ms. Hunter had served as Controller of our general partner and EAC since September 2007. From July 2003 to September 2007, Ms. Hunter held positions of increasing responsibility at EAC, including financial reporting senior manager. Prior to joining EAC in July 2003, Ms. Hunter worked in public accounting, first in the Assurance and Business Advisory Services of PricewaterhouseCoopers LLP and later as an editor at Thomson Publishing’s Practitioners Publishing Company. Ms. Hunter received a Master of Science and Bachelor of Business Administration, both in Accounting, from the University of Texas at Arlington. She is a Certified Public Accountant.

Thomas H. Olle has served as Vice President, Strategic Solutions of our general partner and EAC since February 2008. From February 2007 to February 2008, Mr. Olle served as Vice President, Mid-Continent Region of our general partner. From November 2006 to February 2008, Mr. Olle served as Vice President, Mid-Continent Region of EAC. From February 2005 until November 2006, Mr. Olle was EAC’s Senior Vice President, Asset Management. Mr. Olle served as EAC’s Senior Vice President, Asset Management of the Cedar Creek Anticline from April 2003 to February 2005. Mr. Olle joined EAC in March 2002 as Vice President of Engineering. Prior to joining EAC, Mr. Olle served as Senior Engineering Advisor of Burlington Resources, Inc. (an independent oil and gas company) from September 1999 to March 2002. From July 1986 to September 1999, he served as Regional Engineer of Burlington Resources. Mr. Olle received a Bachelor of Science degree with Highest Honors in Mechanical Engineering from the University of Texas at Austin.

ENCORE ENERGY PARTNERS LP

Andy R. Lowe has been Vice President, Marketing of our general partner since February 2008. Mr. Lowe has been Vice President, Marketing of EAC since February 2007. From May 2006 until February 2007, Mr. Lowe was EAC’s Director of Marketing. Prior to joining EAC, Mr. Lowe was Vice President — Marketing for Vintage Petroleum, Inc. from December 1997 until December 2005. Mr. Lowe served as General Manager — Marketing for Vintage Petroleum, Inc. from 1992 until December 1997. Mr. Lowe served as president of Quasar Energy, Inc. from 1990 until 1992, providing downstream natural gas marketing services. From September 1983 to November 1990, he was employed by Maxus Energy Corporation, formerly Diamond Shamrock Exploration Company, serving as Manager of Marketing and in various other management and supervisory capacities. From 1981 to September 1983, he was employed by American Quasar Exploration Company as Manager of Oil and Gas Marketing. From 1978 to 1981, Mr. Lowe was employed by Texas Pacific Oil Company serving in various positions in production and marketing. Mr. Lowe received a Bachelor of Science degree in Education from Texas Tech University.

Arnold L. Chavkin has been a director of our general partner since October 2007 and is the chairman of the audit committee of the Board of Directors. Mr. Chavkin is also a member of the conflicts committee of the Board of Directors. Mr. Chavkin is a managing director at Pinebrook Road Partners, a private equity fund. From 1991 until his retirement in 2006, he served in various capacities with JPMorgan Chase & Co, including as the Chief Investment Officer at J.P. Morgan Partners, LLC. Prior to that, Mr. Chavkin was a member of Chemical Bank’s merchant banking and corporate finance groups, specializing in mergers and acquisitions and private placements for the energy industry. Mr. Chavkin served as a director of Encore Acquisition Company from 1998 to 2004. Mr. Chavkin is a Certified Public Accountant. He received a Bachelor of Arts degree and a Masters of Business Administration from Columbia University.

John E. Jackson has been a director of our general partner since February 2008. Mr. Jackson has served as Chairman, Chief Executive Officer and President of Price Gregory Services, Inc. (a pipeline-related infrastructure service provider in North America) since February 2008. Mr. Jackson has served as a director of Hanover Compressor Company (now Exterran Holdings, Inc.) since July 2004 and served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007. Mr. Jackson joined Hanover in January 2002 as Senior Vice President and Chief Financial Officer. Mr. Jackson also serves as a director of Seitel, Inc.

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

George W. Passela has been a director of our general partner since August 2007. Mr. Passela is the Chief Financial Officer of Momentum Energy Group LLC, a natural gas gathering, compression, treating, and processing company. Prior to joining Momentum Energy, Mr. Passela was Managing Director at Banc of America Securities LLC, with responsibility for capital raising and investments in the exploration and production and midstream sectors. From 1977 until 2005, Mr. Passela was employed by The First National Bank of Boston in its International Division, initially working with multinational corporations that provided

ENCORE ENERGY PARTNERS LP

export and commodity financing in South America. From 1982 until 1987, he served as Branch Manager in Frankfurt, Germany. Upon returning to Boston, Mr. Passela established The First National Bank of Boston’s exploration and production practice and held various management positions in its energy group through 2005. Mr. Passela holds a Bachelor of Arts degree from the University of Miami and a Masters of Business Administration from the University of Utah.

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

Board Committees

As of February 18, 2009, the board of directors of our general partner had an audit and conflicts committee. The following table sets forth the membership on each committee:

Name of Director	Audit	Conflicts

Arnold L. Chavkin	Chair	Member
John E. Jackson
J. Luther King, Jr.	Member	Member
Clayton E. Melton	Member	Member
George W. Passela	Member	Chair

In 2008, the audit committee held 7 meetings, the conflicts committee held 2 meetings, and the board of directors of our general partner held 6 meetings. Each director attended at least 75 percent of all board and applicable committee meetings in 2008.

ENCORE ENERGY PARTNERS LP

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

The board of directors of our general partner has determined that all members of the audit committee are independent under the listing standards of the NYSE and the rules of the SEC. In addition, the board of directors of our general partner has determined that Mr. Chavkin is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

The charter of the audit committee is available on the “Corporate Governance” section of our website at www.encoreenp.com. Unitholders may request free printed copies of the audit committee charter from the following address:

Encore Energy Partners GP LLC
Attention: Corporate Secretary
777 Main Street, Suite 1400
Fort Worth, Texas 76102
(817) 877-9955

Conflicts Committee.  The conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest. At the request of the board of directors of our general partner, the conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including EAC, and must meet the independence and experience standards established by the NYSE Listed Company Manual and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach of our general partner of any duties it may owe us or our unitholders.

Code of Business Conduct and Ethics and Governance Guidelines

We have adopted a Code of Business Conduct and Ethics for our general partner’s directors, officers (including our general partner’s principal executive officer, principal financial officer, and principal accounting officer), and employees. We have also adopted Governance Guidelines, which address director qualification standards; director responsibilities; director access to management, and as necessary and appropriate, independent advisors; director compensation; director orientation and continuing education; and annual performance evaluation of the board of directors. We will post on our website any amendments to the Code of Business Conduct and Ethics or waivers of the Code of Business Conduct and Ethics for directors and executive officers.

Our Code of Business Conduct and Ethics and the Governance Guidelines are available free of charge on the “Corporate Governance” section of our website (www.encoreenp.com). Unitholders may request free

ENCORE ENERGY PARTNERS LP

printed copies of the Code of Business Conduct and Ethics and Governance Guidelines from the following address:

Encore Energy Partners GP LLC
Attention: Corporate Secretary
777 Main Street, Suite 1400
Fort Worth, Texas 76102
(817) 877-9955

NYSE Corporate Governance Listing Standards

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Report. In 2008, we submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. In 2009, we plan to submit this certification to the NYSE within thirty days after filing this Report.

Executive Sessions of Non-Management Directors

The board of directors holds regular executive sessions in which non-management directors meet without any members of management present. Messrs. Chavkin, Jackson, King, Melton, and Passela are non-management directors of our general partner and Messrs. Chavkin, King, Melton, and Passela are independent under the listing standards of the NYSE. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. The chairman of the audit committee acts as chair of such executive sessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of our general partner and holders of more than 10 percent of our common units to file reports with the SEC regarding their ownership and changes in ownership of our securities. We believe that, during 2008, the directors and executive officers of our general partner and our 10 percent unitholders complied with all Section 16(a) filing requirements, except that a Form 4 for each of Messrs. I. Jon Brumley, Melton, Jackson, and Passela was filed late. In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments thereto, provided to us and the written representations of the directors and executive officers of our general partner.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

We do not employ any of the persons responsible for managing our business, and we do not have a compensation committee. Our general partner manages our operations and activities and its board of directors and officers make decisions on our behalf. All of the executive officers of our general partner also serve as executive officers of EAC. The compensation of EAC’s employees that perform services on our behalf (other than the long-term incentive plan benefits described below) are set by the compensation committee of, and

ENCORE ENERGY PARTNERS LP

paid for, by EAC. We do not expect to pay any salaries or bonuses, or to make awards under our long-term incentive plan, to the named executive officers of our general partner.

Management Incentive Units

General

In May 2007, the board of directors of our general partner granted management incentive units to certain executive officers of our general partner. A management incentive unit is a limited partner interest in our partnership that entitles the holder to quarterly distributions to the extent paid to our common unitholders and to increasing distributions upon the achievement of 10 percent compounding increases in our distribution rate to common unitholders. On November 14, 2008 the management incentive units became convertible into our common units, at the option of the holder, at a ratio of one management incentive unit to approximately 3.1186 of our common units. During the fourth quarter of 2008, the holders of the management incentive units converted all 550,000 management incentive units into 1,715,205 of our common units.

In addition to approval by the board of directors of our general partner, the grants of management incentive units were approved by EAC’s Board of Directors based on the recommendation of its compensation committee, which consists of James A. Winne III, Martin C. Bowen, and Ted Collins, Jr. In making its decision to approve the grant of management incentive units by the board of directors of our general partner, EAC’s Board of Directors and its compensation committee relied on, among other things, the advice of an independent compensation consultant retained by the compensation committee, as well as analyses of equity compensation and ownership by other executives of master limited partnerships.

The management incentive units were issued based on the assumption that we would not pay the recipients any salaries or bonuses, or grant them any awards under our long-term incentive plan.

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
I. Jon Brumley, Jon S. Brumley, Arnold L.
Chavkin, John E. Jackson, J. Luther King, Jr.,
Clayton E. Melton, and George W. Passela

ENCORE ENERGY PARTNERS LP

Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by, or paid to our named executive officers for the periods indicated:

							Change in Pension
							Value and
							Nonqualified
				Stock		Non-Equity	Deferred
				Awards	Option	Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	(a)	Awards	Compensation	Earnings	Compensation	Total

I. Jon Brumley	2008	—	—	$1,236,785	—	—	—	—	$1,236,785
Chairman of the Board	2007	—	—	$1,769,074	—	—	—	—	$1,769,074
Jon S. Brumley	2008	—	—	$1,236,785	—	—	—	—	$1,236,785
Chief Executive	2007	—	—	$1,769,074	—	—	—	—	$1,769,074
Officer and President
Robert C. Reeves	2008	—	—	$951,373	—	—	—	—	$951,373
Senior Vice President,	2007	—	—	$1,360,825	—	—	—	—	$1,360,825
Chief Financial Officer,
Treasurer, and
Corporate Secretary
L. Ben Nivens	2008	—	—	$665,961	—	—	—	—	$665,961
Senior Vice President	2007	—	—	$952,578	—	—	—	—	$952,578
and Chief Operating
Officer
John W. Arms	2008	—	—	$665,961	—	—	—	—	$665,961
Senior Vice President,	2007	—	—	$952,578	—	—	—	—	$952,578
Acquisitions

(a)	Reflects the compensation cost recognized by us for the grant of management incentive units in 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our recognized compensation expense for these awards and do not correspond to the actual value that may be realized by the named executive officers. For information on the assumptions in the valuation of the management incentive units, please read Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Grants of Plan-Based Awards for 2008

Our general partner’s named executive officers did not receive any grants of plan-based awards with respect to performance in 2008.

Outstanding Equity Awards at December 31, 2008

At December 31, 2008, none of the named executive officers of our general partner held any outstanding equity awards in us. All previously issued management incentive units were converted into our common units on November 21, 2008 and December 31, 2008.

ENCORE ENERGY PARTNERS LP

Units Vested

The following table summarizes the vesting of management incentive units during 2008 for each of the named executive officers of our general partner:

	Unit Awards
	Number of Units
	Acquired on	Value Realized on
	Vesting	Vesting
Name	(a)	(b)

I. Jon Brumley	47,667	$868,016
	47,666	618,705
Jon S. Brumley	47,667	868,016
	47,666	618,705
Robert C. Reeves	36,667	667,706
	36,666	475,925
L. Ben Nivens	25,667	467,396
	25,666	333,145
John W. Arms	25,667	467,396
	25,666	333,145

(a)	Represents the number of management incentive units held by the executive officers of our general partner that vested during 2008.

(b)	Represents the product of the closing price of a common unit of ENP on the vesting date of the management incentive units multiplied by the number of common unit equivalents that the management incentive units represented as of the vesting date.

Pension Benefits

We do not maintain any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified under the Code.

Potential Payments Upon Termination or Change-in-Control

None of our named executive officers were entitled to potential payments from us upon termination or a change-in-control as of December 31, 2008.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. I. Jon Brumley, our general partner’s chairman of the board of directors, serves as the chairman of the board of directors of EAC, and Jon S. Brumley, our general partner’s Chief Executive Officer and President and member of our general partner’s board of directors, serves as the Chief Executive Officer and President and member of the board of directors of EAC. However, all compensation decisions with respect to each of these persons are made by EAC and, other than with respect to the previously issued management incentive units, none of these individuals receive any compensation directly from us or our general partner. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and EAC.

ENCORE ENERGY PARTNERS LP

Compensation of Directors

Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table sets forth a summary of the compensation paid to or earned by non-employee directors of our general partner during 2008:

	Fees Earned
	or Paid in	Unit	All Other
Name	Cash(a)	Awards(b)	Compensation(c)	Total(d)

Arnold L. Chavkin	$100,000	$88,650	$16,468	$205,118
John E. Jackson	110,000	182,700	16,468	309,168
J. Luther King, Jr.	93,000	88,650	16,468	198,118
Clayton E. Melton	94,000	88,650	16,468	199,118
George W. Passela	103,000	88,650	16,468	208,118

(a)	Directors receive an annual retainer of $50,000 plus additional fees of $2,000 for attendance at each board meeting and $1,000 for attendance at each committee meeting. The chair of each committee receives an additional annual fee of $10,000. Includes cash paid on distribution equivalent rights that accompany phantom units awarded to non-employee directors of our general partner. Each member of the conflicts committee receives a fee of $25,000 each time we seek special approval under our partnership agreement of a potential conflict of interest in connection with a drop-down transaction between us and EAC.

(b)	Directors receive an annual grant of 5,000 phantom units under the Encore Energy Partners GP LLC Long-Term Incentive Plan. The value of the phantom unit grant is based on the closing price of our common units on the date of grant. Phantom units vest in four equal annual installments, subject to earlier vesting in the event of a change in control, death, or disability and to such other terms as are set forth in the award agreement. Each phantom unit is accompanied by a distribution equivalent right, which entitles the holder to receive cash equal to the amount of any cash distributions made by us with respect to a common unit during the period the right is outstanding.

(c)	Represents quarterly cash distributions paid to directors as holders of phantom units.

(d)	We also reimburse directors for out-of-pocket expenses attendant to membership on the board of directors of our general partner. These amounts are excluded from the above table.

Long-Term Incentive Plan

In September 2007, the board of directors of our general partner approved the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, our general partner, and any of their subsidiaries and affiliates who perform services for us and our subsidiaries and affiliates are eligible to be granted awards under the LTIP. The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. The LTIP is administered by the board of directors of our general partner or a committee thereof, referred to as the plan administrator.

The plan administrator may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. The plan administrator also has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The LTIP will expire on the earliest of (1) the date the units are no

ENCORE ENERGY PARTNERS LP

longer available under the LTIP for grants, (2) termination of the LTIP by the plan administrator, or (3) the date 10 years following the date of adoption.

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

Unit Options.  The LTIP permits the grant of options covering common units. The plan administrator may make grants containing such terms as the plan administrator shall determine. Unit options must have an exercise price that is not less than the fair market value of the common units on the date of grant. In general, unit options granted will become exercisable over a period determined by the plan administrator.

Unit Appreciation Rights.  The LTIP permits the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a common unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in cash or common units. The plan administrator may make grants of unit appreciation rights containing such terms as the plan administrator shall determine. Unit appreciation rights must have an exercise price that is not less than the fair market value of the common units on the date of grant. In general, unit appreciation rights granted will become exercisable over a period determined by the plan administrator.

Distribution Equivalent Rights.  The plan administrator may, in its discretion, grant distribution equivalent rights (“DERs”) as a stand-alone award or with respect to phantom unit awards or other awards under the LTIP. DERs entitle the participant to receive cash or additional awards equal to the amount of any cash distributions made by us with respect to a common unit during the period the right is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator.

Other Unit-Based Awards.  The LTIP permits the grant of other unit-based awards, which are awards that are based, in whole or in part, on the value or performance of a common unit. Upon vesting, the award may be paid in common units, cash, or a combination thereof, as provided in the grant agreement.

Unit Awards.  The LTIP permits the grant of common units that are not subject to vesting restrictions. Unit awards may be in lieu of or in addition to other compensation payable to the individual.

Change in Control; Termination of Service.  Awards under the LTIP will vest and/or become exercisable, as applicable, upon a “change in control” of us or our general partner or upon a “Change of Control” as defined in EAC’s 2000 Incentive Stock Plan, unless provided otherwise by the plan administrator. The consequences of the termination of a grantee’s employment, consulting arrangement, or membership on the board of directors will be determined by the plan administrator in the terms of the relevant award agreement.

A “change in control” of us or our general partner under the LTIP includes the occurrence of one or more of the following events:

•	any person or group, other than EAC or its affiliates, becomes the beneficial owner of 50 percent or more of us or our general partner;

ENCORE ENERGY PARTNERS LP

•	approval by our limited partners of the complete liquidation of us;

•	the sale or other disposition of all or substantially all of our assets, other than to our general partner or its affiliates;

•	a transaction resulting in someone other than our general partner or one of its affiliates becoming our general partner; or

•	a transaction resulting in our general partner ceasing to be an affiliate of EAC.

A “Change in Control” is defined in EAC’s 2000 Incentive Stock Plan as the occurrence of one or more of the following events:

•	any person or group acquires beneficial ownership of 40 percent or more of EAC, other than through any acquisition (1) directly from EAC, (2) by EAC and its affiliates, (3) by any employee benefit plan sponsored or maintained by EAC or any corporation controlled by EAC, (4) by a corporation pursuant to a permitted transaction described in the third bullet below, or (5) by a person or group that owned on the adoption date of EAC’s 2000 Incentive Stock Plan more than 20 percent of EAC’s outstanding capital stock;

•	EAC’s incumbent board members, as of the effective date of EAC’s 2000 Incentive Stock Plan, cease to constitute at least a majority of EAC’s board of directors, provided that, any subsequent director whose election or nomination was approved by a majority vote of the directors then comprising EAC’s incumbent board members will generally be considered an EAC incumbent board member;

•	approval by EAC’s stockholders of a reorganization, merger, share exchange, or consolidation, unless, in each case following the transaction, (1) all or substantially all of EAC’s beneficial owners immediately prior to such transaction beneficially own more than 60 percent of the corporation resulting from such transaction in substantially the same proportions as their ownership immediately prior to such transaction, (2) no person or group beneficially owns 40 percent or more of the corporation resulting from such transaction except to the extent that such person or group beneficially owned 40 percent or more of EAC prior to the transaction, and (3) at least a majority of the board members of the corporation resulting from such transaction where EAC incumbent board members at the time of the execution of the initial agreement, or of the action of EAC’s board of directors, providing for such transaction; or

•	approval by EAC’s stockholders of a complete liquidation or dissolution of EAC or sale or other disposition of all or substantially all of EAC’s assets, other than to a corporation with respect to which, following such sale or other disposition, (1) more than 60 percent of such corporation is then beneficially owned by all or substantially all of the persons or groups who were the beneficial owners of EAC immediately prior to such sale or other disposition in substantially the same proportion as their ownership immediately prior to such sale or other disposition, (2) less than 40 percent of such corporation is then beneficially owned by any person or group, except to the extent that such person or group owned 40 percent or more of EAC prior to the sale or disposition, and (3) at least a majority of the board members of such corporation were EAC’s incumbent board members at the time of the execution of the initial agreement, or of the action of EAC’s board of directors, providing for such sale or other disposition or were elected, appointed, or nominated by EAC’s board of directors.

Source of Units.  Common units to be delivered pursuant to awards under the LTIP may be common units acquired by our general partner in the open market, from any other person, directly from us, or any combination of the foregoing. If we issue new common units upon the grant, vesting or payment of awards under the long-term incentive plan, the total number of common units outstanding will increase.

ENCORE ENERGY PARTNERS LP

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our units as of February 18, 2009 by:

•	each person known by us to beneficially own 5 percent or more of our outstanding units;

•	each member of the board of directors of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Unless otherwise noted, the persons named below have sole voting power and investment power with respect to such units.

			Percentage of
	Common Units		Common Units
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned

5% Beneficial Owners
Encore Acquisition Company(a)	20,924,055		63.3%
777 Main Street, Suite 1400
Fort Worth, TX 76040
Encore Partners LP Holdings LLC(a)	9,995,801		30.2%
777 Main Street, Suite 1400
Fort Worth, TX 76040
Encore Operating, L.P.(a)	10,928,254		33.0%
777 Main Street, Suite 1400
Fort Worth, TX 76040
Directors and Named Executive Officers
I. Jon Brumley(b)	617,149		1.9%
Jon S. Brumley	455,053		1.4%
Robert C. Reeves	346,541		1.0%
L. Ben Nivens	242,129		*
John W. Arms	264,329		*
Arnold L. Chavkin	6,750		*
John E. Jackson	1,250		*
J. Luther King, Jr.	120,000	(c)	*
Clayton E. Melton	4,650		*
George W. Passela	11,250		*
All directors and executive officers as a group (14 persons)	2,073,101		6.3%

*	Less than 1%

(a)	EAC is the ultimate parent company of Encore Energy Partners LP Holdings LLC and Encore Operating, L.P. and therefore, may be deemed to beneficially own the units held by Encore Partners LP Holdings LLC and Encore Operating, L.P.

(b)	Mr. Brumley is the sole officer, director, and shareholder of a corporation that is the sole general partner of a limited partnership that owns the common units. Accordingly, Mr. Brumley has sole voting and dispositive power with respect to the common units owned by the partnership.

(c)	Includes 60,500 common units held by clients of Luther King Capital Management Corporation (“LKCM”), a registered investment advisory firm controlled by Mr. King. Pursuant to investment management agreements with such clients, LKCM generally has voting and investment power over such common units. Mr. King disclaims beneficial ownership of such common units, except to the extent of his pecuniary interest therein.

ENCORE ENERGY PARTNERS LP

The following table sets forth, as of February 18, 2009, the number of shares of common stock of EAC owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group.

	Shares of Common
	Stock Owned
	Directly or
Name of Beneficial Owner	Indirectly(a)	Percent of Class

I. Jon Brumley(b)	2,579,223	4.9%
Jon S. Brumley	974,410	1.8%
Robert C. Reeves	171,025	*
L. Ben Nivens	67,601	*
John W. Arms	118,840	*
Arnold L. Chavkin	—	*
John E. Jackson	400	*
J. Luther King, Jr.(c)	357,835	*
Clayton E. Melton	—	*
George W. Passela	—	*
All executive officers and directors as a group (14 persons)	4,548,727	8.5%

*	Less than 1%

(a)	Includes options that are or become exercisable within 60 days of February 18, 2009 as follows: Mr. I. Jon Brumley (328,362), Mr. Jon S. Brumley (343,623), Mr. Reeves (90,978), Mr. Nivens (16,412), and Mr. Arms (53,169), and all executive officers and directors as a group (994,102) upon the exercise of stock options granted pursuant to EAC’s incentive stock plans. Includes unvested restricted stock as of February 18, 2009 as follows: Mr. I. Jon Brumley (96,833), Mr. Jon S. Brumley (90,042), Mr. Reeves (35,986), Mr. Nivens (32,109), and Mr. Arms (28,903), and all directors and executive officers as a group (354,102).

(b)	Mr. Brumley is the sole officer, director, and shareholder of a corporation that is the sole general partner of two limited partnerships that own a total of 1,945,013 shares. Accordingly, Mr. Brumley has sole voting and dispositive power with respect to the shares owned by these partnerships.

(c)	Represents shares of EAC held by clients of LKCM. Pursuant to investment management agreements with such clients, LKCM generally has voting and investment power over such shares. Mr. King disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

The following table sets forth information about our common units that may be issued under equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Number of
	Number of		Units Remaining
	Units to		Available for
	be Issued	Weighted-Average Exercise	Future Issuance
	Upon Exercise	Price of	Under Equity Compensation
	of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities
	and Rights(1)	Rights	Reflected in Column (a))

Equity compensation plans approved by unitholders	43,750	—	1,100,000
Equity compensation plans not approved by unitholders	—	—	—

Total	43,750	—	1,100,000

ENCORE ENERGY PARTNERS LP

(1)	There are no outstanding warrants or equity rights awarded under our equity compensation plan.

For discussion of our unit-based compensation plans, please read “Item 11. Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 18, 2009, affiliates of our general partner, including directors and executive officers of our general partner, owned 22,997,156 common units representing approximately 70 percent of our outstanding common units. In addition, our general partner owned all 504,851 general partner units representing a 1.5 percent general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and upon liquidation of ENP. These distributions and payments were determined by and among affiliated entities.

Ongoing Operations of ENP

Distributions of available cash to our general partner and its affiliates	We make cash distributions to our unitholders, including our general partner and its affiliates, as the holders of 20,924,055 common units and all 504,851 general partner units, in accordance with their ownership percentages.

Payments to our general partner and its affiliates	Our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. We do not expect to incur any additional fees or to make other payments to our general partner in connection with operating our business. Our administrative services agreement requires us to pay Encore Operating an administrative fee of $1.88 per BOE of our production for administrative services performed by us and reimburse Encore Operating for actual third-party expenses incurred on our behalf. For further information regarding the administrative services agreement, please read “Administrative Services Agreement” below.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Upon Liquidation of ENP

Liquidation	Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Purchase and Investment Agreement

On December 27, 2007, we entered into a purchase and investment agreement with Encore Operating, pursuant to which we acquired certain oil and natural gas producing properties and related assets in the

ENCORE ENERGY PARTNERS LP

Permian and Williston Basins. The transaction closed on February 7, 2008 and was effective January 1, 2008. The consideration for the acquisition consisted of $125.3 million in cash and 6,884,776 common units representing limited partner interests in us. In determining the total purchase price, the common units were valued at $125 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. We financed the cash portion of the purchase price through borrowings under our revolving credit facility.

Purchase and Sale Agreement

On December 5, 2008, we entered into a purchase and sale agreement, with Encore Operating, pursuant to which we acquired certain oil and natural gas producing properties and related assets in the Arkoma Basin and royalty interest properties in Oklahoma as well as 10,300 unleased mineral acres. The transaction closed on January 2, 2009. The purchase price was $49 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3 million), which we financed through borrowings under our revolving credit facility.

The acquisition will be accounted for as a transaction between entities under common control. Therefore, the assets will be recorded on our balance sheet at EAC’s historical basis, and our historical results of operations will be restated to reflect the historical operating results of the combined entities.

Administrative Services Agreement

We nor our general partner have any employees. The employees supporting our operations are employees of EAC. At the closing of our IPO, we entered into the administrative services agreement with our general partner, OLLC, Encore Operating, and EAC pursuant to which Encore Operating performs administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering. In addition, Encore Operating provides all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by us. Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services. Effective April 1, 2008, the administrative fee increased to $1.88 per BOE of our production as a result of the COPAS Wage Index Adjustment. Encore Operating also charges us for reimbursement of actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well. Encore Operating is not liable to us for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.

We also reimburse EAC for any additional state income, franchise, or similar tax incurred by EAC resulting from the inclusion of us and our subsidiaries in consolidated tax returns with EAC and its subsidiaries as required by applicable law. The amount of any such reimbursement is limited to the tax that we and our subsidiaries would have incurred had we not been included in a combined group with EAC.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we or one of our subsidiaries acquires any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by our general partner upon the recommendation of the conflicts committee of the general partner; or

•	otherwise as agreed upon by Encore Operating and our general partner, with the approval of the conflicts committee of our general partner.

ENCORE ENERGY PARTNERS LP

The administrative services agreement will terminate in the following circumstances:

•	at our discretion upon 90 days notice to Encore Operating;

•	at the discretion of Encore Operating upon 90 days notice to us;

•	upon a change in control of our general partner or Encore Operating by EAC or upon Encore Operating’s failure to pay an employee within 30 days of the date such employee’s payment is due, subject to certain limitations; or

•	upon the bankruptcy, dissolution, liquidation, or winding up of Encore Operating.

Policies and Procedures for Approval of Related Person Transactions

In February 2008, the board of directors of our general partner adopted a policy with respect to related person transactions to document procedures pursuant to which such transactions are reviewed, approved, or ratified. The policy applies to any transaction in which (1) we are a participant, (2) any related person has a direct or indirect material interest, and (3) the amount involved exceeds $120,000, but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S-K.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Ernst & Young LLP as our independent registered public accounting firm to audit our consolidated financial statements for 2009.

Fees Incurred by Us for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP during the periods indicated:

	2008	2007

Audit Fees(a)	$868,471	$1,219,317
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$868,471	$1,219,317

(a)	Audit fees represent fees for professional services provided in connection with the annual audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and audit services provided in connection with filings with the SEC, including comfort letters, consents, and comment letters.

Audit Committee’s Pre-Approval Policy and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval. The audit committee requires our independent registered public

ENCORE ENERGY PARTNERS LP

accounting firm and management to report on the actual fees charged for each category of service at audit committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those circumstances, the audit committee of our general partner requires specific pre-approval before engaging our independent registered public accounting firm. The audit committee of our general partner has delegated pre-approval authority to its chairman for those instances when pre-approval is needed prior to a scheduled meeting. The chairman of the audit committee of our general partner must report on such approval at the next scheduled meeting.

All 2008 and 2007 services provided by our independent registered public accounting firm were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and related notes.

(b)  Exhibits

Exhibit
No.		Description

3.1		Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference from Exhibit 3.1 to ENP’s Registration Statement on Form S-1 (File No. 333-142847), filed with the SEC on May 11, 2007).
3.2		Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference from Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
3	.2.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of May 10, 2007 (incorporated by reference from Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on April 18, 2008).

ENCORE ENERGY PARTNERS LP

Exhibit
No.		Description

10.1		Credit Agreement dated as of March 7, 2007 by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders (incorporated by reference from Exhibit 10.2 to EAC’s Current Report on Form 8-K, filed with the SEC on March 13, 2007).
10.2		First Amendment to Credit Agreement by and among Encore Energy Partners Operating LLC, Encore Energy Partner LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders (incorporated by reference from Exhibit 10.2 to Amendment No. 4 to ENP’s Registration Statement on Form S-1, filed with the SEC on August 28, 2007).
10.3		Contribution, Conveyance and Assumption Agreement, dated as of September 17, 2007, by and among Encore Energy Partners LP, Encore Energy Partners GP LLC, Encore Acquisition Company, Encore Operating, L.P., Encore Partners GP Holdings LLC, Encore Partners LP Holdings LLC and Encore Energy Partners Operating LLC (incorporated by reference from Exhibit 10.1 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
10.4		Purchase and Investment Agreement dated December 27, 2007 among Encore Energy Partners LP, Encore Energy Partners Operating LLC, and Encore Operating, L.P. (incorporated by reference from Exhibit 2.1 to ENP’s Current Report on Form 8-K, filed with the SEC on January 3, 2008).
10.5		Purchase and Sale Agreement dated December 5, 2008 among Encore Energy Partners LP, Encore Energy Partners Operating LLC, and Encore Operating, L.P. (incorporated by reference from Exhibit 2.1 to ENP’s Current Report on Form 8-K, filed with the SEC on December 10, 2008).
10.6		Amended and Restated Administrative Services Agreement, dated as of September 17, 2007, by and among Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Energy Partners Operating LLC, Encore Acquisition Company and Encore Operating, L.P. (incorporated by reference from Exhibit 10.2 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
10	.7+	Encore Energy Partners GP LLC Long-Term Incentive Plan, dated as of September 17, 2007 (incorporated by reference from Exhibit 10.3 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
10	.8+	Form of Phantom Unit Award Agreement (incorporated by reference from Exhibit 10.10 to Amendment No. 3 to ENP’s Registration Statement on Form S-1, filed with the SEC on August 10, 2007).
12	.1*	Statement showing computation of ratio of earnings to fixed charges.
21	.1*	Subsidiaries of Encore Energy Partners LP as of February 18, 2009.
23	.1*	Consent of Ernst & Young LLP.
23	.2*	Consent of Miller and Lents, Ltd.
24	.1*	Power of Attorney (included on the signature page of this Report).
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).
32	.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).
32	.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).
99	.1*	Encore Energy Partners GP LLC Financial Statements.

*	Filed herewith

+	Management contract or compensatory plan, contract, or arrangement.

ENCORE ENERGY PARTNERS LP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE ENERGY PARTNERS LP

By: Encore Energy Partners GP LLC, its General Partner

Date: February 24, 2009	By: /s/ Jon S. Brumley Jon S. Brumley Chief Executive Officer and President

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

Title or Capacity (Position with Encore
Signature	Energy Partners GP LLC)	Date

/s/ I. Jon Brumley I. Jon Brumley	Chairman of the Board and Director	February 24, 2009

/s/ Jon S. Brumley Jon S. Brumley	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 24, 2009

/s/ Robert C. Reeves Robert C. Reeves	Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (Principal Financial Officer)	February 24, 2009

/s/ Andrea Hunter Andrea Hunter	Vice President, Controller, and Principal Accounting Officer	February 24, 2009

/s/ Arnold L. Chavkin Arnold L. Chavkin	Director	February 24, 2009

/s/ John E. Jackson John E. Jackson	Director	February 24, 2009

/s/ J. Luther King, Jr. J. Luther King, Jr.	Director	February 24, 2009

/s/ Clayton E. Melton Clayton E. Melton	Director	February 24, 2009

/s/ George W. Passela George W. Passela	Director	February 24, 2009