Form 10-Q
period 2009-03-31
Encore Energy Partners LP
filed 2009-05-04
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of common units outstanding as of April 28, 2009	33,077,610

ENCORE ENERGY PARTNERS LP
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and our other materials filed with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements. These forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

i

ENCORE ENERGY PARTNERS LP
GLOSSARY
     The following are abbreviations and definitions of certain terms used in this Report. The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been summarized from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to the commencement of production from a well.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	FASB. Financial Accounting Standards Board.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	Net Profits Interest. An interest that entitles the owner to a specified share of net profits from the production of hydrocarbons.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Productive Well or Successful Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

•	Proved Reserves. The estimated quantities of hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for

ii

ENCORE ENERGY PARTNERS LP
which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Includes unrealized production response from enhanced recovery techniques that have been proved effective by actual tests in the area and in the same reservoir.

•	Recompletion. The completion for production from an existing wellbore in another formation from that in which the well has been previously completed.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•	SEC. The United States Securities and Exchange Commission.

•	SFAS. Statement of Financial Accounting Standards.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31,	December 31,
	2009	2008 *
ASSETS
Current assets:
Cash and cash equivalents	$242	$619
Accounts receivable:
Trade	16,765	15,671
Affiliate	803	856
Derivatives	66,392	75,131
Other	508	1,022

Total current assets	84,710	93,299

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	545,307	542,938
Unproved properties	56	67
Accumulated depletion, depreciation, and amortization	(118,009)	(107,616)

	427,354	435,389

Other property and equipment	802	802
Accumulated depreciation	(291)	(240)

	511	562

Goodwill	4,500	4,500
Other intangibles, net	3,575	3,662
Derivatives	35,436	38,497
Other	1,361	1,457

Total assets	$557,447	$577,366

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,496	$1,036
Affiliate	2,052	2,174
Accrued liabilities:
Lease operations expense	3,857	2,941
Development capital	1,542	856
Interest	224	126
Production, ad valorem, and severance taxes	11,078	10,336
Derivatives	3,143	1,297
Oil and natural gas revenues payable	1,431	1,287
Other	1,614	1,506

Total current liabilities	26,437	21,559

Derivatives	2,270	3,491
Future abandonment cost, net of current portion	9,224	9,076
Long-term debt	185,000	150,000
Other	960	614

Total liabilities	223,891	184,740

Commitments and contingencies (see Note 13)

Partners’ equity:
Limited partners - 33,077,610 common units issued and outstanding	337,607	394,693
General partner - 504,851 general partner units issued and outstanding	922	2,193
Accumulated other comprehensive loss	(4,973)	(4,260)

Total partners’ equity	333,556	392,626

Total liabilities and partners’ equity	$557,447	$577,366

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008 *
Revenues:
Oil	$14,702	$37,599
Natural gas	3,779	8,787
Marketing	170	2,859

Total revenues	18,651	49,245

Expenses:
Production:
Lease operating	7,261	6,089
Production, ad valorem, and severance taxes	2,228	4,903
Depletion, depreciation, and amortization	10,385	9,510
Exploration	22	29
General and administrative	2,035	3,052
Marketing	130	2,393
Derivative fair value loss (gain)	(10,907)	15,587
Other operating	717	391

Total expenses	11,871	41,954

Operating income	6,780	7,291

Other income (expenses):
Interest	(2,216)	(1,640)
Other	5	17

Total other expenses	(2,211)	(1,623)

Income before income taxes	4,569	5,668
Income tax provision	(1)	(83)

Net income	$4,568	$5,585

Net income (loss) allocation (see Note 10):
Limited partners’ interest in net income (loss)	$4,499	$(247)

General partner’s interest in net income (loss)	$69	$(36)

Net income (loss) per common unit:
Basic	$0.14	$(0.01)
Diluted	$0.14	$(0.01)

Weighted average common units outstanding:
Basic	33,078	28,273
Diluted	33,081	28,273

Cash distributions declared per common unit	$0.5000	$0.3875

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per unit amounts)
(unaudited)

			Accumulated
			Other	Total
	Limited	General	Comprehensive	Partners’
	Partners	Partner	Loss	Equity
Balance at December 31, 2008 *	$394,693	$2,193	$(4,260)	$392,626
Net contributions from owner	150	—	—	150
Deemed distributions in connection with acquisition of the Arkoma Basin Assets	(45,333)	(1,088)	—	(46,421)
Non-cash unit-based compensation	136	1	—	137
Cash distributions to unitholders ($0.50 per unit)	(16,539)	(252)	—	(16,791)
Components of comprehensive income:
Net income attributable to unitholders	4,500	68	—	4,568
Change in deferred hedge loss on interest rate swaps, net of tax of $2	—	—	(713)	(713)

Total comprehensive income				3,855

Balance at March 31, 2009	$337,607	$922	$(4,973)	$333,556

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008*
Cash flows from operating activities:
Net income	$4,568	$5,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	10,385	9,510
Non-cash exploration expense	—	20
Deferred taxes	37	31
Non-cash unit-based compensation expense	137	1,058
Non-cash derivative loss	12,944	15,758
Other	365	392
Changes in operating assets and liabilities:
Accounts receivable	(1,040)	(3,329)
Current derivatives	(1,214)	—
Other current assets	86	(820)
Long-term derivatives	(21)	(1,196)
Other assets	—	766
Accounts payable	259	(3,225)
Other current liabilities	2,102	192

Net cash provided by operating activities	28,608	24,742

Cash flows from investing activities:
Purchases of other property and equipment	—	(162)
Development of oil and natural gas properties	(1,002)	(5,180)

Net cash used in investing activities	(1,002)	(5,342)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	51,000	142,310
Payments on long-term debt	(16,000)	(25,000)
Deemed distributions to affiliates in connection with the acquisition of assets	(46,421)	(125,401)
Cash distributions to unitholders	(16,791)	(9,835)
Other	229	(1,472)

Net cash used in financing activities	(27,983)	(19,398)

Increase (decrease) in cash and cash equivalents	(377)	2
Cash and cash equivalents, beginning of period	619	3

Cash and cash equivalents, end of period	$242	$5

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 1. Description of Business
     ENP was formed by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of EAC, serves as ENP’s general partner and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, owns and operates ENP’s properties. ENP’s assets consist primarily of producing and non-producing oil and natural gas properties in:
•	the Big Horn Basin in Wyoming and Montana;

•	the Permian Basin in West Texas;

•	the Williston Basin in North Dakota; and

•	the Arkoma Basin in Arkansas.
Note 2. Basis of Presentation
     ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In February 2008, ENP acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC. In January 2009, ENP acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”) from Encore Operating. Please read “Note 3. Acquisitions” for additional discussion of these acquisitions.
     Because the Permian and Williston Basin Assets and the Arkoma Basin Assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating’s historical cost and ENP’s historical financial information was recast to include the acquired properties for all periods presented. Accordingly, the consolidated financial statements and notes thereto reflect the historical results of ENP combined with those of the Permian and Williston Basin Assets and the Arkoma Basin Assets for all periods presented.
     The results of operations of the Arkoma Basin Assets related to pre-partnership operations were allocated to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units. The effect of recasting ENP’s consolidated financial statements to account for this common control transaction increased ENP’s net income by approximately $1.5 million for the three months ended March 31, 2008.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of March 31, 2009 and December 31, 2008, and results of operations and cash flows for the three months ended March 31, 2009 and 2008. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ENP’s 2008 Annual Report on Form 10-K.
Supplemental Disclosures of Cash Flow Information
     The following table sets forth supplemental disclosures of cash flow information for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Non-cash investing and financing activities:
Issuance of common units in connection with acquisition of the Permian and Williston Basin Assets (a)	$—	$125,027

(a)	Please read “Note 3. Acquisitions” for additional discussion.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the current period presentation. In particular, certain amounts in the Consolidated Financial Statements have been either combined or classified in more detail.
New Accounting Pronouncements
FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”)
     In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for one year for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ENP elected a partial deferral of SFAS 157 for all instruments within the scope of FSP FAS 157-2, including but not limited to, its asset retirement obligations and indefinite lived assets. FSP FAS 157-2 was prospectively effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 157-2 on January 1, 2009, as it relates to nonfinancial assets and liabilities, did not have a material impact on ENP’s results of operations or financial condition. Please read “Note 6. Fair Value Measurements” for additional discussion.
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)
     In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141R-1 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of SFAS 141R and FSP FAS 141R-1 on January 1, 2009 did not have a material impact on ENP’s results of operations or financial condition. However, the application of SFAS 141R and FSP FAS 141R-1 to future acquisitions could impact ENP’s results of operations and financial condition and the reporting of acquisitions in the consolidated financial statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”)
     In March 2008, the FASB issued SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years beginning on or after November 15, 2008, with early application encouraged. The adoption of SFAS 161 on January 1, 2009 required additional disclosures regarding ENP’s derivative instruments; however, it did not impact ENP’s results of operations or financial condition. Please read “Note 5. Derivative Financial Instruments” for additional discussion.
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

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
EITF 07-4 was retroactively effective for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The adoption of EITF 07-4 on January 1, 2009 did not have a material impact on ENP’s results of operations or financial condition. All periods presented in the accompanying Consolidated Financial Statements have been restated to reflect the adoption of EITF 07-4. Please read “Note 10. EPU” for additional discussion.
FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”)
     In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per unit (“EPU”) under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 was retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on ENP’s results of operations or financial condition. All periods presented in the accompanying Consolidated Financial Statements have been restated to reflect the adoption of FSP EITF 03-6-1. Please read “Note 10. EPU” for additional discussion.
SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release 33-8995”)
     In December 2008, the SEC issued Release 33-8995, which amends oil and natural gas reporting requirements under Regulations S-K and S-X. Release 33-8995 also adds a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. Release 33-8995 permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. Release 33-8995 will also allow companies to disclose their probable and possible reserves to investors at the company’s option. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor; (2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Release 33-8995 is prospectively effective for fiscal years ending on or after December 31, 2009, with early application prohibited. ENP is evaluating the impact the adoption of Release 33-8995 will have on its financial condition, results of operations, and disclosures.
FSP No. FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FSP FAS 107-1 and APB 28-1”)
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements.  FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 will require additional disclosures regarding ENP’s financial instruments; however, it will not impact ENP’s results of operations or financial condition.
Note 3. Acquisitions
Arkoma Basin Assets
     In December 2008, ENP and OLLC entered into a purchase and sale agreement with Encore Operating pursuant to which OLLC acquired the Arkoma Basin Assets. The transaction closed in January 2009. The purchase price was approximately $49.5 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3.1 million), which OLLC financed through borrowings under its revolving credit facility.
     As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s historical cost of approximately $18.1 million, and the historical financial information of ENP was recast to include the Arkoma Basin Assets for all periods presented. As the historical basis in the Arkoma Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price, as adjusted for post-closing adjustments, of the Arkoma Basin Assets was recorded when paid in January 2009 as a deemed distribution to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Permian and Williston Basin Assets
     In December 2007, ENP and OLLC entered into a purchase and investment agreement with Encore Operating pursuant to which OLLC acquired the Permian and Williston Basin Assets. The transaction closed in February 2008. The consideration for the acquisition consisted of approximately $125.3 million in cash, including post-closing adjustments, and 6,884,776 common units representing limited partner interests in ENP. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. OLLC financed the cash portion of the purchase price through borrowings under its revolving credit facility.
     As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s historical cost of approximately $105.0 million, and the historical financial information of ENP was recast to include the Permian and Williston Basin Assets for all periods presented. As the historical basis in the Permian and Williston Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price, as adjusted for post-closing adjustments, of the Permian and Williston Basin Assets was recorded when paid in February 2008 as a deemed distribution to the EAC affiliates based on their respective ownership percentages in ENP’s general and limited partner units.
Note 4. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(in thousands)
Proved leasehold costs	$391,191	$391,191
Wells and related equipment — Completed	152,019	149,778
Wells and related equipment — In process	2,097	1,969

Total proved properties	$545,307	$542,938

Note 5. Derivative Financial Instruments
Derivative Policy
     ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production. These arrangements are structured to reduce ENP’s exposure to commodity price decreases, but they can also limit the benefit ENP might otherwise receive from commodity price increases. ENP’s risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions. ENP also uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.
     ENP applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value can be recognized in accumulated other comprehensive loss until such time as the hedged item is recognized in earnings.
     In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically. Cash flow hedges are marked to market through accumulated other comprehensive loss each period.
     ENP has elected to designate its current interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings immediately as “Derivative fair value loss (gain)” in the

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
accompanying Consolidated Statements of Operations.
     ENP has not elected to designate its current portfolio of commodity derivative contracts as hedges and therefore, changes in fair value of these instruments are recognized in earnings as “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
Commodity Derivative Contracts
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
     The following tables summarize ENP’s open commodity derivative contracts as of March 31, 2009:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Apr. — Dec. 2009 (a)							$50,325
	3,130	$110.00	—	$—	—	$—
	—	—	440	97.75	—	—
	—	—	—	—	1,000	68.70
2010							17,325
	880	80.00	440	93.80	—	—
	2,000	75.00	1,000	77.23	—	—
2011							15,550
	1,880	80.00	1,440	95.41	—	—
	1,000	70.00	—	—	—	—

							$83,200

(a)	In addition, ENP has a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Apr. — Dec. 2009							$9,318
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	—	—	—	—
	1,800	6.76	—	—	—	—
2010							7,747
	3,800	8.20	3,800	9.58	—	—
	4,698	7.26	—	—	902	6.30
2011							761
	898	6.76	—	—	902	6.70
2012							575
	898	6.76	—	—	902	6.66

							$18,401

     The following table summarizes the fair value of ENP’s commodity derivative contracts as of March 31, 2009:

(in thousands)	Asset Derivatives				Liability Derivatives
	Current		Long-Term		Current		Long-Term
Derivatives not designated as
hedging instruments under SFAS	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
133	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Commodity derivative contracts	Derivatives - current assets	$66,392	Derivatives - long-term assets	$35,436	Derivatives - current liabilities	$—	Derivatives - long-term liabilities	$228

     Counterparty Risk. At March 31, 2009, ENP had committed greater than 10 percent (in terms of fair market value) of either its oil or natural gas derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed
BNP Paribas	55%	29%
Fortis	11%	—
Calyon	27%	34%
Wachovia Bank	4%	37%
     In order to mitigate the credit risk of financial instruments, ENP enters into master netting agreements with significant counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and ENP. Instead of treating each financial transaction between the counterparty and ENP separately, the master netting agreement enables the counterparty and ENP to aggregate all financial trades and treat them as a single agreement. This arrangement benefits ENP in three ways: (1) the netting of the value of all trades reduces the likelihood of counterparties requiring daily collateral posting by ENP; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces ENP’s credit exposure to a given counterparty in the event of close-out. ENP’s accounting policy is to not offset fair value amounts recognized for derivative instruments.
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
table summarizes ENP’s open interest rate swaps as of March 31, 2009, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Apr. 2009 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
Apr. 2009 - Jan. 2011	25,000	2.9650%	1-month LIBOR
Apr. 2009 - Jan. 2011	25,000	2.9613%	1-month LIBOR
Apr. 2009 - Mar. 2012	50,000	2.4200%	1-month LIBOR
     The following table summarizes the fair value of ENP’s interest rate swaps as of March 31, 2009:

(in thousands)	Liability Derivatives
	Current		Long-Term
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments under SFAS 133	Location	Fair Value	Location	Fair Value

Interest rate swaps	Derivatives - current liabilities	$3,143	Derivatives - long-term liabilities	$2,043

     The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred loss recorded in accumulated other comprehensive loss due to the fluctuation of interest rates.
Current Period Impact
     ENP recognized derivative fair value gains and losses related to: (1) ineffectiveness on derivative contracts designated as hedges; (2) changes in the fair market value of derivative contracts not designated as hedges; (3) settlements on derivative contracts not designated as hedges; and (4) premium amortization. The following table summarizes the components of “Derivative fair value loss (gain)” for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Ineffectiveness	$89	$(381)
Mark-to-market loss	7,300	14,002
Premium amortization	5,555	2,137
Settlements	(23,851)	(171)

Total derivative fair value loss (gain)	$(10,907)	$15,587

     The following table summarizes the effect of derivative instruments not designated as hedges under SFAS 133 on the Consolidated Statements of Operations for the periods indicated:

		Amount of Loss (Gain) Recognized
		In Income
Derivatives Not Designated as	Location of Loss (Gain)	Three Months Ended March 31,
Hedges Under SFAS 133	Recognized In Income	2009	2008
		(in thousands)
Commodity derivative contracts	Derivative fair value loss (gain)	$(10,996)	$15,968

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table summarizes the effect of derivative instruments designated as hedges under SFAS 133 on the Consolidated Statements of Operations for the periods indicated:

(in thousands)
Amount of Loss (Gain)
	Amount of Loss (Gain)			Reclassified from			Amount of Loss (Gain)
	Recognized in OCI		Location of Loss	Accumulated OCI into			Recognized In Income
	(Effective Portion)		(Gain) Reclassified	Income (Effective Portion)			as Ineffective
	Three months ended		from Accumulated	Three months ended		Location of Loss (Gain)	Three months ended
Derivatives Designated as	March 31,		OCI into Income	March 31,		Recognized in Income	March 31,
Hedges Under SFAS 133	2009	2008	(Effective Portion)	2009	2008	as Ineffective	2009	2008
Interest rate swaps	$715	$1,568	Interest expense	$881	$(18)	Derivative fair value loss (gain)	$(89)	$(381)
Accumulated Other Comprehensive Loss
     At March 31, 2009 and December 31, 2008, accumulated other comprehensive loss consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $5.0 million and $4.3 million, respectively. During the twelve months ending March 31, 2010, ENP expects to reclassify $3.1 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense.
Note 6. Fair Value Measurements
     As discussed in “Note 2. Basis of Presentation,” ENP adopted FSP FAS 157-2 on January 1, 2009, as it relates to nonfinancial assets and liabilities. ENP adopted SFAS 157 on January 1, 2008, as it relates to financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:
•	Level 1 – Unadjusted quoted prices are available in active markets for identical assets or liabilities.

•	Level 2 – Pricing inputs, other than quoted prices within Level 1, that are either directly or indirectly observable.

•	Level 3 – Pricing inputs that are unobservable requiring the use of valuation methodologies that result in management’s best estimate of fair value.
     ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy. The following methods and assumptions were used to estimate the fair values of ENP’s financial assets and liabilities that are accounted for at fair value on a recurring basis:
•	Level 2 – Fair values of oil and natural gas swaps were estimated using a combined income and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 – Fair values of oil and natural gas floors and caps were estimated using pricing models and discounted cash flow methodologies based on inputs that are not readily available in public markets.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table sets forth ENP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Asset (Liability) at	Identical Assets	Observable Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$3,740	$—	$3,740	$—
Oil derivative contracts — floors and caps	79,460	—	—	79,460
Natural gas derivative contracts — swaps	707	—	707	—
Natural gas derivative contracts — floors and caps	17,694	—	—	17,694
Interest rate swaps	(5,186)	—	(5,186)	—

Total	$96,415	$—	$(739)	$97,154

     The following table summarizes the changes in the fair value of ENP’s Level 3 financial assets and liabilities for the three months ended March, 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts - Floors	Derivative Contracts
	and Caps	- Floors and Caps	Total
		(in thousands)
Balance at January 1, 2009	$95,430	$12,741	$108,171
Total gains (losses):
Included in earnings	(35,780)	1,971	(33,809)
Purchases, issuances, and settlements	19,810	2,982	22,792

Balance at March 31, 2009	$79,460	$17,694	$97,154

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(35,780)	$1,971	$(33,809)

     Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 financial assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations. All fair values have been adjusted for non-performance risk, resulting in a reduction of the net commodity derivative asset of approximately $1.6 million as of March 31, 2009.
     ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of ENP’s nonfinancial assets and liabilities that are accounted for at fair value on a nonrecurring basis:
•	Level 3 – Fair value of goodwill is determined using the estimated price ENP would receive to sell the reportable units. These inputs are not readily available in public markets. Fair values of other intangibles and asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table sets forth ENP’s nonfinancial assets and liabilities that were accounted for at fair value on a nonrecurring basis as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Asset (Liability) at	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(in thousands)
Goodwill	$4,500	$—	$—	$4,500	$—
Other intangibles, net	3,575	—	—	3,575	—
Asset retirement obligations	(9,612)	—	—	(9,612)	—

Total	$(1,537)	$—	$—	$(1,537)	$—

Note 7. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the three months ended March 31, 2009 (in thousands):

Future abandonment liability at January 1, 2009	$9,465
Wells drilled	9
Accretion of discount	148
Revision of previous estimates	33
Plugging and abandonment costs incurred	(43)

Future abandonment liability at March 31, 2009	$9,612

     As of March 31, 2009, $9.2 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.4 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. Approximately $4.4 million of the future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant. ENP expects to continue reserving additional amounts based on the estimated timing to cease operations of the natural gas processing plant.
Note 8. Long-Term Debt
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. In March 2009, the borrowing base under the OLLC Credit Agreement was redetermined with no change. As of March 31, 2009, the borrowing base was $240 million and there were $185 million of outstanding borrowings and $55 million of borrowing capacity under the OLLC Credit Agreement. As of March 31, 2009, OLLC was in compliance with all covenants of the OLLC Credit Agreement.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Eurodollar loans under the OLLC Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the OLLC Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.750%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar Rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association LIBOR Rate for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) during a “LIBOR Unavailability Period,” the “Eurodollar Rate” (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     The following table summarizes the commitment fee percentage under the OLLC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
Note 9. Partners’ Equity and Distributions
Distributions
     ENP’s partnership agreement requires that, within 45 days after the end of each quarter, it distribute all of its available cash (as defined in ENP’s partnership agreement) to its unitholders. Distributions are not cumulative. ENP distributes available cash to its unitholders in accordance with their ownership percentages.
     The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2009
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009	(a)	$16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813
Quarter ended September 30	11/7/2008	$0.6600	11/14/2008		22,191
Quarter ended June 30	8/11/2008	$0.6881	8/14/2008		23,119
Quarter ended March 31	5/9/2008	$0.5755	5/15/2008		19,316

2007
Quarter ended December 31	2/6/2008	$0.3875	2/14/2008		9,843

(a)	Represents the date the distribution is expected to be paid with respect to the first quarter of 2009.
Shelf Registration Statement on Form S-3
     On November 10, 2008, ENP filed a “shelf” registration statement on Form S-3 with the SEC. Using this process, ENP may offer common units, senior debt, and/or subordinated debt in one or more offerings with a total initial offering price of up to $1 billion.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 10. EPU
     As discussed in “Note 2. Basis of Presentation,” ENP adopted EITF 07-4 and FSP EITF 03-06-1 on January 1, 2009 and all periods have been restated to calculate EPU in accordance with these new pronouncements. Under the two-class method of calculating EPU, earnings are allocated to participating securities as if all earnings for the period had been distributed. A participating security is any security that may participate in distributions with common units. For purposes of calculating EPU, general partner units, unvested phantom units, and unvested management incentive units are considered participating securities.
     EPU is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average common units outstanding.
     The following table reflects the allocation of net income (loss) to the limited partners and EPU computations for the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(in thousands, except per unit amounts)
Net income	$4,568	$5,585
Less: Net income for pre-partnership operations of assets acquired from affiliates	—	(4,901)

Net income attributable to unitholders	$4,568	$684

Numerator:
Numerator for basic EPU:
Net income attributable to unitholders	$4,568	$684
Less: distributions earned by participating securities	(252)	(1,257)
Plus: cash distributions in excess of income allocated to the general partner	183	326

Net income (loss) allocated to limited partners	$4,499	$(247)

Denominator:
Denominator for basic EPU:
Weighted average common units outstanding	33,078	28,273
Effect of dilutive phantom units (a)	3	—

Denominator for diluted EPU	33,081	28,273

Net income (loss) per common unit:
Basic	$0.14	$(0.01)
Diluted	$0.14	$(0.01)

(a)	For the three months ended March 31, 2008, 25,000 phantom units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. Please read “Note 11. Unit-Based Compensation Plans” for additional discussion of phantom units.
Note 11. Unit-Based Compensation Plans
Management Incentive Units
     In May 2007, the board of directors of the General Partner issued 550,000 management incentive units to certain executive officers of the General Partner. During the fourth quarter of 2008, the management incentive units became convertible into ENP common units, at the option of the holder, at a ratio of one management incentive unit to approximately 3.1186 ENP common units, and all 550,000 management incentive units were converted into 1,715,205 ENP common units.
     During the three months ended March 31, 2008, ENP recognized non-cash unit-based compensation expense for the management

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
incentive units of $1.1 million, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. As of March 31, 2009, there have been no additional issuances of management incentive units.
Long-Term Incentive Plan
     In September 2007, the board of directors of the General Partner adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, the General Partner, and any of their subsidiaries and affiliates who perform services for ENP are eligible to be granted awards under the LTIP. The LTIP is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator. To satisfy common unit awards under the LTIP, ENP may issue common units, acquire common units in the open market, or use common units owned by EAC and its affiliates.
     The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of March 31, 2009, there were 1,100,000 common units available for issuance under the LTIP.
     Phantom Units. Each October, ENP issues 5,000 phantom units to each member of the General Partner’s board of directors pursuant to the LTIP. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units; therefore, these phantom units are classified as equity instruments. Phantom units vest over a four-year period. The holders of phantom units are also entitled to receive distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right is outstanding. During the three months ended March 31, 2009 and 2008, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.1 million, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.
     The following table summarizes the changes in ENP’s unvested phantom units for the three months ended March 31, 2009:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	43,750	$18.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2009	43,750	18.67

     As of March 31, 2009, ENP had $0.5 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 2.1 years.
Note 12. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows for the periods indicated:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Net income	$4,568	$5,585
Change in deferred hedge loss on interest rate swaps	(713)	(1,568)

Comprehensive income	$3,855	$4,017

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 13. Commitments and Contingencies
     ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.
     Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Please read “Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for ENP’s contractual obligations as of March 31, 2009.
Note 14. Related Party Transactions
Administrative Services Agreement
     ENP does not have any employees. The employees supporting the operations of ENP are employees of EAC. Encore Operating performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
     Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services. From April 1, 2008 to March 31, 2009, the administration fee was $1.88 per BOE of ENP’s production. Encore Operating also charges ENP for reimbursement of actual third-party expenses incurred on ENP’s behalf and has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.
     The administrative fee will increase in the following circumstances:
•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if ENP or one of its subsidiaries acquires additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of the General Partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and the General Partner, with the approval of the conflicts committee of the board of directors of the General Partner.
     ENP reimburses EAC for any state, income, franchise, or similar tax incurred by EAC resulting from the inclusion of ENP and its subsidiaries in consolidated tax returns with EAC and its subsidiaries as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP and its subsidiaries would have incurred had they not been included in a combined group with EAC.
     During the three months ended March 31, 2009 and 2008, ENP paid $1.7 million and $1.5 million, respectively, to Encore Operating for administrative fees under the administrative services agreement (including COPAS recovery), which are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations, and $1.0 million and $0.8 million, respectively, for reimbursement of actual third-party expenses incurred on ENP’s behalf, which are included in “Lease operating expenses” in the accompanying Consolidated Statements of Operations. As of March 31, 2009 and December 31, 2008, ENP had a payable to EAC of $2.1 million and $2.2 million, respectively, which is reflected in “Accounts payable – affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from EAC of $0.8 million and $0.9 million, respectively, which is reflected in “Accounts receivable – affiliate” in the accompanying Consolidated Balance Sheets.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Acquisitions
     As previously discussed, ENP acquired the Permian and Williston Basin Assets from Encore Operating in February 2008 for approximately $125.3 million in cash, including certain post-closing adjustments, and 6,884,776 common units representing limited partner interests in ENP. Also as previously discussed, ENP acquired the Arkoma Basin Assets from Encore Operating in January 2009 for approximately $49.5 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3.1 million).
     Prior to the acquisitions of the Permian and Williston Basin Assets and the Arkoma Basin Assets, these properties were wholly owned by EAC and were not separate legal entities. In addition to employee payroll-related expenses, EAC incurred general and administrative expenses related to leasing office space and other corporate overhead expenses during the period these properties were wholly owned by EAC. A portion of EAC’s consolidated general and administrative expenses were allocated to ENP and included in the accompanying Consolidated Statements of Operations based on the respective percentage of BOE produced by the properties in relation to the total BOE produced by EAC on a consolidated basis.
Distributions
     During the three months ended March 31, 2009 and 2008, ENP distributed approximately $10.7 million and $5.6 million, respectively, to EAC and its affiliates (including the General Partner) related to quarterly distributions on common units. During the three months ended March 31, 2008, ENP distributed approximately $0.3 million to certain executive officers of the General Partner related to quarterly distributions on management incentive units.
Note 15. Subsequent Events
     Effective April 1, 2009, the administrative fee under ENP’s administrative services agreement with Encore Operating increased to $2.02 per BOE of ENP’s production as a result of the COPAS Wage Index Adjustment.
     On April 27, 2009, ENP announced a cash distribution for the first quarter of 2009 to unitholders of record as of the close of business on May 11, 2009 at a rate of $0.50 per unit. Approximately $16.8 million is expected to be paid to unitholders on or about May 15, 2009.

ENCORE ENERGY PARTNERS LP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results could differ materially from those discussed in the forward-looking statements due to many factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report and in “Item 8. Financial Statements and Supplementary Data” of our 2008 Annual Report on Form 10-K.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	Overview of Business

•	Second Quarter 2009 Outlook

•	Results of Operations — Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008

•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
Overview of Business
     We are a Delaware limited partnership formed by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Our primary business objective is to make quarterly cash distributions to our unitholders at our current distribution rate and, over time, increase our quarterly cash distributions. Our assets consist primarily of producing and non-producing oil and natural gas properties in the Big Horn Basin in Wyoming and Montana, the Permian Basin in West Texas, the Williston Basin in North Dakota, and the Arkoma Basin in Arkansas.
     In February 2008, we acquired the Permian and Williston Basin Assets and in January 2009, we acquired the Arkoma Basin Assets. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating’s historical cost and our historical financial information was recast to include the acquired properties for all periods presented. Accordingly, our consolidated financial statements reflect our historical results combined with those of the Permian and Williston Basin Assets and the Arkoma Basin Assets for all periods presented.
     These results are not indicative of our future results, which could differ materially from our historical results.
Second Quarter 2009 Outlook
     We expect our average daily production volumes to be 6,000 to 6,600 BOE/D in the second quarter of 2009. In the second quarter of 2009, we expect our oil wellhead differential as a percentage of NYMEX to be negative 10 percent and our natural gas wellhead differentials as a percentage of NYMEX for dry gas to be negative 15 percent. We expect incur oil and natural gas related development and exploration capital costs of $2.0 million to $3.0 million in the second quarter of 2009.
     In the second quarter of 2009, we expect our LOE to average $12.50 to $13.50 per BOE, including approximately $0.4 million ($0.67 per BOE) for retention bonuses to be paid in August 2009 related to EAC’s 2008 strategic alternatives process. We expect our production, ad valorem, and severance taxes (“production taxes”) to average approximately 11.5 percent of wellhead revenues in the second quarter of 2009. In the second quarter of 2009, we expect our depletion, depreciation, and amortization (“DD&A”) expense to average $18.00 to $18.50 per BOE, and our general and administrative (“G&A”) expense to average $3.50 to $4.00 per BOE.

ENCORE ENERGY PARTNERS LP
Results of Operations
Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008
     Revenues. The following table illustrates the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended March 31,		Decrease
	2009	2008	$	%
Revenues (in thousands):
Oil	$14,702	$37,599	$(22,897)	-61%
Natural gas	3,779	8,787	(5,008)	-57%

Total oil and natural gas revenues	18,481	46,386	(27,905)	-60%
Marketing	170	2,859	(2,689)	-94%

Total revenues	$18,651	$49,245	$(30,594)	-62%

Average realized prices:
Oil ($/Bbl)	$37.23	$87.38	$(50.15)	-57%
Natural gas ($/Mcf)	$3.41	$7.75	$(4.34)	-56%
Combined ($/BOE)	$31.88	$74.92	$(43.04)	-57%

Total production volumes:
Oil (MBbls)	395	430	(35)	-8%
Natural gas (MMcf)	1,109	1,133	(24)	-2%
Combined (MBOE)	580	619	(39)	-6%

Average daily production volumes:
Oil (Bbls/D)	4,388	4,728	(340)	-7%
Natural gas (Mcf/D)	12,323	12,455	(132)	-1%
Combined (BOE/D)	6,442	6,804	(362)	-5%

Average NYMEX prices:
Oil (per Bbl)	$43.31	$97.74	$(54.43)	-56%
Natural gas (per Mcf)	$4.92	$8.02	$(3.10)	-39%
     Oil revenues decreased 61 percent from $37.6 million in the first quarter of 2008 to $14.7 million in the first quarter of 2009 as a result of a $50.15 per Bbl decrease in our average realized oil price and a 35 MBbls decrease in our oil production volumes. Our lower average realized oil price decreased oil revenues by approximately $19.8 million and was primarily due to a lower average NYMEX price, which decreased from $97.74 per Bbl in the first quarter of 2008 to $43.31 per Bbl in the first quarter of 2009. Our lower oil production volumes decreased oil revenues by approximately $3.1 million and was primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues decreased 57 percent from $8.8 million in the first quarter of 2008 to $3.8 million in the first quarter of 2009 as a result of a $4.34 per Mcf decrease in our average realized natural gas price and a 24 MMcf decrease in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $4.8 million and was primarily due to a lower average NYMEX price, which decreased from $8.02 per Mcf in the first quarter of 2008 to $4.92 per Mcf in the first quarter of 2009. Our lower natural gas production volumes decreased natural gas revenues by approximately $0.2 million.

ENCORE ENERGY PARTNERS LP
     The table below illustrates the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended March 31,
	2009	2008
Average realized oil price ($/Bbl)	$37.23	$87.38
Average NYMEX ($/Bbl)	$43.31	$97.74
Differential to NYMEX	$(6.08)	$(10.36)
Average realized oil price to NYMEX percentage	86%	89%

Average realized natural gas price ($/Mcf)	$3.41	$7.75
Average NYMEX ($/Mcf)	$4.92	$8.02
Differential to NYMEX	$(1.51)	$(0.27)
Average realized natural gas price to NYMEX percentage	69%	97%
     Our average realized oil price as a percentage of the average NYMEX price remained relatively constant at 86 percent in the first quarter of 2009 as compared to 89 percent in the first quarter of 2008.
     Our average realized natural gas price as a percentage of the average NYMEX price was 69 percent in the first quarter of 2009 as compared to 97 percent in the first quarter of 2008. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of liquids extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. During the first quarter of 2008, the price of NGLs increased at a much faster pace than did the price of natural gas. As a result, the price we were paid per Mcf for natural gas sold under certain contracts increased to a level above NYMEX.
     Because of a negative natural gas price revision related to the fourth quarter of 2008 resulting from the rapid decline in natural gas liquids pricing, the natural gas price for the first quarter of 2009 was reduced from its actual wellhead price of $3.99 per Mcf by an additional $0.58 to result in the $3.41 per Mcf price.
     Marketing revenues decreased 94 percent from $2.9 million in the first quarter of 2008 to $0.2 million in the first quarter of 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ENERGY PARTNERS LP
     Expenses. The following table summarizes our expenses for the periods indicated:

	Three months ended March 31,		Increase / (Decrease)
	2009	2008	$	%
Expenses (in thousands):
Production:
Lease operating	$7,261	$6,089	$1,172
Production, ad valorem, and severance taxes	2,228	4,903	(2,675)

Total production expenses	9,489	10,992	(1,503)	-14%
Other:
Depletion, depreciation, and amortization	10,385	9,510	875
Exploration	22	29	(7)
General and administrative	2,035	3,052	(1,017)
Marketing	130	2,393	(2,263)
Derivative fair value loss (gain)	(10,907)	15,587	(26,494)
Other operating	717	391	326

Total operating	11,871	41,954	(30,083)	-72%
Interest	2,216	1,640	576
Income tax provision	1	83	(82)

Total expenses	$14,088	$43,677	$(29,589)	-68%

Expenses (per BOE):
Production:
Lease operating	$12.52	$9.83	$2.69
Production, ad valorem, and severance taxes	3.84	7.92	(4.08)

Total production expenses	16.36	17.75	(1.39)	-8%
Other:
Depletion, depreciation, and amortization	17.91	15.36	2.55
Exploration	0.04	0.05	(0.01)
General and administrative	3.51	4.93	(1.42)
Marketing	0.22	3.86	(3.64)
Derivative fair value loss (gain)	(18.81)	25.17	(43.98)
Other operating	1.24	0.63	0.61

Total operating	20.47	67.75	(47.28)	-70%
Interest	3.82	2.65	1.17
Income tax provision	0.00	0.13	(0.13)

Total expenses	$24.29	$70.53	$(46.24)	-66%

     Production expenses. Total production expenses decreased 14 percent from $11.0 million in the first quarter of 2008 to $9.5 million in the first quarter of 2009. Our production margin decreased 75 percent from $35.4 million in the first quarter of 2008 to $9.0 million in the first quarter of 2009. Total oil and natural gas wellhead revenues per BOE decreased by 57 percent and total production expenses per BOE decreased by 8 percent. On a per BOE basis, our production margin decreased 73 percent to $15.52 per BOE in the first quarter of 2009 as compared to $57.17 per BOE in the first quarter of 2008.
     Production expense attributable to LOE increased $1.2 million from $6.1 million in the first quarter of 2008 to $7.3 million in the first quarter of 2009 as a result of a $2.69 increase in the per BOE rate, partially offset by lower production volumes. Our lower production volumes decreased LOE by approximately $0.4 million. The increase in our average LOE per BOE rate contributed approximately $1.6 million of additional LOE and was primarily attributable to approximately $0.5 million ($0.79 per BOE) for retention bonuses to be paid in August 2009 related to EAC’s 2008 strategic alternatives process and higher prices paid to oilfield service companies and suppliers in the first quarter of 2009 as compared to the first quarter of 2008.
     Production expense attributable to production taxes decreased $2.7 million from $4.9 million in the first quarter of 2008 to $2.2 million in the first quarter of 2009 primarily due to lower wellhead revenues. As a percentage of oil and natural gas wellhead revenues, production taxes increased to 12.1 percent in the first quarter of 2009 as compared to 10.6 percent in the first quarter of 2008 primarily due to higher ad valorem taxes which are based on a flat rate of production volumes as opposed to a percentage of wellhead revenues.

ENCORE ENERGY PARTNERS LP
     DD&A expense. DD&A expense increased $0.9 million from $9.5 million in the first quarter of 2008 to $10.4 million in the first quarter of 2009, primarily due to a $2.55 increase in the per BOE rate, partially offset by lower production volumes. Our lower production volumes decreased DD&A expense by approximately $0.6 million. The increase in our average DD&A per BOE rate contributed approximately $1.5 million of additional DD&A expense and was primarily due to the decrease in our total proved reserves as a result of lower average commodity prices in the first quarter of 2009 as compared to the first quarter of 2008.
     G&A expense. G&A expense decreased $1.0 million from $3.1 million in the first quarter of 2008 to $2.0 million in the first quarter of 2009 as a result of a decrease in non-cash unit-based compensation expense.
     Marketing expenses. Marketing expenses decreased $2.3 million from $2.4 million in the first quarter of 2008 to $0.1 million in the first quarter of 2009 primarily due to a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value loss (gain). During the first quarter of 2009, we recorded a $10.9 million derivative fair value gain as compared to a $15.6 million loss in the first quarter of 2008, the components of which were as follows:

	Three months ended March 31,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Ineffectiveness	$89	$(381)	$470
Mark-to-market loss	7,300	14,002	(6,702)
Premium amortization	5,555	2,137	3,418
Settlements	(23,851)	(171)	(23,680)

Total derivative fair value loss (gain)	$(10,907)	$15,587	$(26,494)

     The change in our derivative fair value loss (gain) was a result of commodity derivative contracts entered into during the first quarter of 2008, when prices were higher, and the significantly lower prices during the first quarter of 2009, which favorably impacted the fair values of those contracts.
     Interest expense. Interest expense increased $0.6 million from $1.6 million in the first quarter of 2008 to $2.2 million in the first quarter of 2009 primarily due to higher weighted average outstanding borrowings under our revolving credit facility, partially offset by a reduction in LIBOR. Our weighted average interest rate was 4.5 percent for the first quarter of 2009 as compared to 5.5 percent for the first quarter of 2008.
Capital Commitments, Capital Resources, and Liquidity
     Capital commitments
     Our primary needs for cash are:
•	Distributions to unitholders;

•	Development, exploitation, and exploration of oil and natural gas properties;

•	Acquisitions of oil and natural gas properties;

•	Funding of working capital; and

•	Contractual obligations.
     Distributions to unitholders. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs. During the first quarter of 2009, we distributed $16.8 million to our unitholders with respect to the fourth quarter of 2008 at a rate of $0.50 per unit.
     In May 2008, the board of directors of our general partner approved a distribution methodology, which returns additional cash flow to our unitholders during higher commodity price environments. As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly

ENCORE ENERGY PARTNERS LP
distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10. We may move excess cash flow to previous quarters or defer excess cash flow to future quarters. There can be no assurance that we will be able to distribute $0.4325 on a quarterly basis or achieve a minimum coverage ratio of 1.10.
     On April 27, 2009, we announced a cash distribution for the first quarter of 2009 to unitholders of record as of the close of business on May 11, 2009 at a rate of $0.50 per unit. Approximately $16.8 million is expected to be paid to unitholders on or about May 15, 2009.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred (excluding asset retirement obligations) related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Development and exploitation	$1,852	$5,979
Exploration	266	201

Total	$2,118	$6,180

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the first quarter of 2009 yielded 4 gross (0.5 net) successful wells and no dry holes. Our exploration expenditures primarily relate to drilling exploratory wells, seismic costs, delay rentals, and geological and geophysical costs. Our exploration capital for the first quarter of 2009 yielded 4 gross (0.2 net) successful wells and no dry holes.
     Acquisitions of oil and natural gas properties. In January 2009, we acquired the Arkoma Basin Assets from Encore Operating for approximately $49.5 million in cash, subject to customary adjustments (including a reduction in the purchase price for acquisition-related commodity derivative premiums of approximately $3.1 million). In February 2008, we acquired the Permian and Williston Basin Assets from Encore Operating for total consideration of approximately $125.3 million in cash, including certain post-closing adjustments, and 6,884,776 common units representing limited partner interests in us. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s historical carrying value of the properties. Because the Permian and Williston Basin Assets and the Arkoma Basin Assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating historical cost and our historical financial information was recast to include the acquired properties for all periods presented.
     Funding of working capital. As of March 31, 2009 and December 31, 2008, our working capital (defined as total current assets less total current liabilities) was $58.3 million and $71.7 million, respectively. The decrease was primarily attributable to an increase in commodity prices at March 31, 2009 as compared to December 31, 2008, which negatively impacted the fair value of our outstanding commodity derivative contracts.
     For the remainder of 2009, we expect working capital to remain positive, primarily due to the fair value of our outstanding commodity derivative contracts. We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital. Our operating cash flow is determined in large part by production volumes and commodity prices. Given our current commodity derivative contracts, assuming constant or increasing production volumes, our operating cash flow should remain positive for the remainder of 2009.
     The board of directors of our general partner approved a capital budget of approximately $7.4 million for 2009, excluding proved property acquisitions. These and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow and availability under our revolving credit facility.

ENCORE ENERGY PARTNERS LP
     Off-balance sheet arrangements. We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.
     Contractual obligations. The following table illustrates our contractual obligations and commitments at March 31, 2009:

	Payments Due by Period
			Years Ending	Years Ending
Contractual Obligations and		Nine Months Ending	December 31, 2010	December 31, 2012
Commitments	Total	December 31, 2009	-2011	-2013	Thereafter
	(in thousands)
Revolving credit facility (a)	$198,487	$3,372	$8,991	$186,124	$—
Commodity derivative contracts (b)	—	—	—	—	—
Interest rate swaps	5,191	2,381	2,810	—	—
Development commitments (c)	2,477	2,477	—	—	—
Operating leases and commitments (d)	2,403	515	1,373	515	—
Asset retirement obligations (e)	32,769	388	775	775	30,831

Total	$241,327	$9,133	$13,949	$187,414	$30,831

(a)	Includes principal and projected interest payments. Please read Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt.

(b)	At March 31, 2009, our commodity derivative contracts were in a net asset position. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

(c)	Represents authorized purchases for work in process. Also at March 31, 2009, we had approximately $8.2 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table but are budgeted for and expected to be made unless circumstances change.

(d)	Represents equipment obligations that have non-cancelable initial lease terms in excess of one year.

(e)	Represents the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the end of field life. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our asset retirement obligations.
     Other contingencies and commitments. Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us. Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services. From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of our production. Encore Operating also charges us for reimbursement of actual third-party expenses incurred on our behalf and has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well.
     The administrative fee will increase in the following circumstances:
•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we or one of our subsidiaries acquires additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our General Partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and our General Partner, with the approval of the conflicts committee of the board of directors of our General Partner.
     Effective April 1, 2009, the administrative fee increased to $2.02 per BOE of our production as a result of the COPAS Wage Index Adjustment.

ENCORE ENERGY PARTNERS LP
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities increased $3.9 million from $24.7 million for the first quarter of 2008 to $28.6 million for the first quarter of 2009, primarily due to decreased settlements paid under our commodity derivative contracts as a result of lower average commodity prices in the first quarter of 2009 as compared to the first quarter of 2008, partially offset by a decrease in our production margin.
     Cash flows from investing activities. Cash used in investing activities decreased $4.3 million from $5.3 million for the first quarter of 2008 to $1.0 million for the first quarter of 2009 as a result of a decrease in amounts paid to develop oil and natural gas properties.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and distributions to unitholders. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first quarter of 2009, we used net cash of $28.0 million in financing activities, including $46.4 million in deemed distributions to affiliates in connection with our acquisition of the Arkoma Basin Assets and $16.8 million in distributions to unitholders, partially offset by net borrowings of $35 million under our revolving credit facility. Net borrowings increased the outstanding borrowings under our revolving credit facility from $150 million at December 31, 2008 to $185 million at March 31, 2009.
     During the first quarter of 2008, we used net cash of $19.4 million in financing activities, including $125.4 million of deemed distributions to affiliates in connection with our acquisition of the Permian and Williston Basin Assets and $9.8 million in distributions to unitholders, partially offset by net borrowings of $117.5 million under our revolving credit facility.
     Liquidity
     Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust the level of our capital expenditures. We may use other sources of capital, including the issuance of debt or common units, to fund acquisitions or maintain our financial flexibility. We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future. However, should commodity prices decline or the capital markets remain tight, the borrowing capacity under our revolving credit facility could be adversely affected. In the event of a reduction in the borrowing base under our revolving credit facility, we do not believe it will result in any required prepayments of indebtedness.
     Our partnership agreement requires that we distribute all of our available cash quarterly. In May 2008, the board of directors of our general partner approved a distribution methodology, which returns additional cash flow to our unitholders during higher commodity price environments. As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10. We may decide to make a fixed quarterly distribution over a specified period pursuant to the preceding formula in order to reduce some of the variability in quarterly distributions over the specified period. Accordingly, we may make a distribution during a quarter even if we have not generated sufficient cash flow to cover such distribution by borrowing under our revolving credit facility, and we may reserve some of our cash during a quarter for distributions in future quarters even if the preceding formula would result in the distribution of a higher amount for such quarter. Our board of directors also may change our distribution philosophy based on prevailing business conditions. There can be no assurance that we will be able to distribute $0.4325 on a quarterly basis or achieve a minimum coverage ratio of 1.10. Our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions.
     We plan to make substantial capital expenditures in the future for the acquisition, exploitation, and development of oil and natural gas properties. We intend to finance these capital expenditures with cash flows from operations. We intend to finance our acquisition and future development and exploitation activities with a combination of cash flows from operations and issuances of debt, equity, or a combination thereof.

ENCORE ENERGY PARTNERS LP
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first quarter of 2009, our average realized oil and natural gas prices decreased by 57 percent and 56 percent, respectively, as compared to the first quarter of 2008. Realized oil and natural gas prices fluctuate widely in response to changing market forces. For the first quarter of 2009, approximately 68 percent of our production was oil as compared to 69 percent for the first quarter of 2008. As previously discussed, our oil wellhead differentials during the first quarter of 2009 deteriorated as compared to the first quarter of 2008, negatively impacting the prices we received for our oil production. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, availability under our revolving credit facility, and ability to pay distributions may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected approximately two-thirds of our forecasted production through 2011 against declining commodity prices. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.
     Revolving credit facility. The syndicate of lenders underwriting our revolving credit facility includes 13 banking and other financial institutions. None of the lenders are underwriting more than eight percent of the total commitment. We believe the large number of lenders, the relatively small percentage participation of each, and the relatively high level of availability under our facility provides adequate diversity and flexibility should further consolidation occur within the financial services industry.
     In March 2007, OLLC entered into a five-year credit agreement (as amended, the “OLLC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $300 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on April 1 and October 1 and upon requested special redeterminations. In March 2009, the borrowing base under the OLLC Credit Agreement was redetermined with no change. At March 31, 2009, the borrowing base was $240 million.
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

	Applicable Margin for	Applicable Margin for
Ratio of Total Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	1.750%	0.750%
Greater than or equal to .50 to 1 but less than .75 to 1	2.000%	0.750%
Greater than or equal to .75 to 1 but less than .90 to 1	2.250%	1.000%
Greater than or equal to .90 to 1	2.500%	1.250%
     The “Eurodollar Rate” for any interest period (either one, two, three, or six months, as selected by us) is the rate equal to the British Bankers Association LIBOR Rate for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) during a “LIBOR Unavailability Period,” the “Eurodollar Rate” (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.

ENCORE ENERGY PARTNERS LP
     The OLLC Credit Agreement contains covenants that, among others, include:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of our subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that we and OLLC maintain a ratio of consolidated current assets (as defined in the OLLC Credit Agreement) to consolidated current liabilities (as defined in the OLLC Credit Agreement) of not less than 1.0 to 1.0;

•	a requirement that we and OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to the sum of consolidated net interest expense plus letter of credit fees of not less than 1.5 to 1.0;

•	a requirement that we and OLLC maintain a ratio of consolidated EBITDA (as defined in the OLLC Credit Agreement) to consolidated senior interest expense of not less than 2.5 to 1.0; and

•	a requirement that we and OLLC maintain a ratio of consolidated funded debt (excluding certain related party debt) to consolidated adjusted EBITDA (as defined in the OLLC Credit Agreement) of not more than 3.5 to 1.0.
     The OLLC Credit Agreement contains customary events of default. If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable. At March 31, 2009, we were in compliance with all debt covenants.
     OLLC incurs a commitment fee on the unused portion of the OLLC Credit Agreement determined based on the ratio of amounts outstanding under the OLLC Credit Agreement to the borrowing base in effect on such date. The following table summarizes the commitment fee percentage under the OLLC Credit Agreement:

Commitment
Ratio of Total Outstanding Borrowings to Borrowing Base	Fee Percentage
Less than .90 to 1	0.375%
Greater than or equal to .90 to 1	0.500%
     On March 31, 2009, there were $185 million of outstanding borrowings and $55 million of borrowing capacity under the OLLC Credit Agreement. On April 28, 2009, there were $176 million of outstanding borrowings and $64 million of borrowing capacity under the OLLC Credit Agreement.
     Capitalization. At March 31, 2009, we had total assets of $557.4 million and total capitalization of $518.6 million, of which 64 percent was represented by partners’ equity and 36 percent by long-term debt. At December 31, 2008, we had total assets of $577.4 million and total capitalization of $542.6 million, of which 72 percent was represented by partners’ equity and 28 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.
Critical Accounting Policies and Estimates
     Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K for additional information regarding our critical accounting policies and estimates.
New Accounting Pronouncements
     The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”

ENCORE ENERGY PARTNERS LP
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
     The information included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk.
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are a diverse group comprising 5 institutions, all of which are currently rated A or better by Standard & Poor’s and/or Fitch, with the majority rated AA- or better. As of March 31, 2009, the fair market value of our oil derivative contracts was a net asset of approximately $83.2 million. As of March 31, 2009, the fair market value of our natural gas derivative contracts was a net asset of approximately $18.4 million. Based on our open commodity derivative positions at March 31, 2009, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $17.8 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $18.4 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 8 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At March 31, 2009, we had total long-term debt of $185 million, all of which consisted of outstanding borrowings under our revolving credit facility, which are subject to floating market rates of interest that are linked to LIBOR. At this level of floating rate debt, if LIBOR increased by 10 percent, we would incur an additional $0.4 million of interest expense per year, and if the rate decreased by 10 percent, we would incur $0.4 million less.
     Our interest rate swaps are discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” As of March 31, 2009, the fair market value of our interest rate swaps was a net liability of approximately $5.2 million. If LIBOR increased by 10 percent, we estimate the liability would decrease to approximately $4.8 million, and if LIBOR decreased by 10 percent, we estimate the liability would increase to approximately $5.5 million.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENCORE ENERGY PARTNERS LP
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to ongoing legal proceedings in the ordinary course of business. Our general partner’s management does not believe the result of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, liquidity, or ability to pay distributions.
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition, results of operations, or ability to pay distributions. The risks described in our 2008 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties currently unknown to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, or ability to pay distributions.
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference to Exhibit 3.1 to Form S-1 (File No. 333-142847) for Encore Energy Partners LP, filed with the SEC on May 11, 2007).

3.2	Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference to Exhibit 3.1 of ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).

10.1	Purchase and Sale Agreement, dated December 5, 2008, by and among Encore Energy Partners LP, Encore Energy Partners Operating LLC, and Encore Operating, L.P. (incorporated by reference to Exhibit 2.1 of ENP’s Current Report on Form 8-K, filed with the SEC on December 10, 2008).

10.2	Second Amendment to Credit Agreement, dated as of March 10, 2009, by and among Encore Energy Partners LP, Encore Energy Partners Operating LLC, Bank of America, N.A., as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on March 11, 2009).

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).

32.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).

32.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).

99.1*	Statement showing computation of ratio of earnings to fixed charges.

*	Filed herewith.

ENCORE ENERGY PARTNERS LP
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ENERGY PARTNERS LP
	By:	Encore Energy Partners GP LLC, its General Partner

Date: May 4, 2009	/s/ Andrea Hunter
Andrea Hunter
Vice President, Controller, and Principal Accounting Officer (Duly Authorized Signatory)