Form 10-Q
period 2009-09-30
Encore Energy Partners LP
filed 2009-10-30
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐ No ☑

Number of common units outstanding as of October 27, 2009	45,267,610

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
•	ASC. FASB Accounting Standards Codification.

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to the commencement of production from a well.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole or Unsuccessful Well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production costs.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find and produce hydrocarbons in an unproved area, to find a new reservoir in a field previously producing hydrocarbons in another reservoir, or to extend a known reservoir.

•	FASB. Financial Accounting Standards Board.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Production Taxes. Production expense attributable to production, ad valorem, and severance taxes.

•	Productive Well or Successful Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

ii

ENCORE ENERGY PARTNERS LP
•	Proved Reserves. The estimated quantities of hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Includes unrealized production response from enhanced recovery techniques that have been proved effective by actual tests in the area and in the same reservoir.

•	Recompletion. The completion for production from an existing wellbore in another formation from that in which the well has been previously completed.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•	SFAS. Statement of Financial Accounting Standards.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30,	December 31,
	2009	2008 *
ASSETS
Current assets:
Cash and cash equivalents	$3,437	$619
Accounts receivable:
Trade	20,591	18,965
Affiliate	2,359	3,896
Derivatives	27,668	75,131
Other	751	831

Total current assets	54,806	99,442

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	851,511	814,903
Unproved properties	61	84
Accumulated depletion, depreciation, and amortization	(198,138)	(154,584)

	653,434	660,403

Other property and equipment	802	802
Accumulated depreciation	(391)	(240)

	411	562

Goodwill	9,290	9,290
Other intangibles, net	3,402	3,662
Derivatives	23,122	38,497
Other	3,737	1,457

Total assets	$748,202	$813,313

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$898	$1,036
Affiliate	2,259	5,468
Accrued liabilities:
Lease operating	4,106	4,252
Development capital	1,835	2,277
Interest	370	126
Production, ad valorem, and severance taxes	13,270	10,634
Derivatives	4,837	1,297
Oil and natural gas revenues payable	3,851	1,287
Other	2,141	1,502

Total current liabilities	33,567	27,879

Derivatives	5,626	3,491
Future abandonment cost, net of current portion	12,496	11,987
Long-term debt	260,000	150,000
Other	511	605

Total liabilities	312,200	193,962

Commitments and contingencies (see Note 12)

Partners’ equity:
Limited partners — 45,267,610 and 33,077,610 common units issued and outstanding, respectively	440,024	616,076
General partner — 504,851 general partner units issued and outstanding	(105)	7,534
Accumulated other comprehensive loss	(3,917)	(4,259)

Total partners’ equity	436,002	619,351

Total liabilities and partners’ equity	$748,202	$813,313

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008 *	2009	2008 *
Revenues:
Oil	$35,280	$67,221	$88,433	$197,587
Natural gas	5,650	15,444	15,143	45,410
Marketing	102	1,445	381	5,207

Total revenues	41,032	84,110	103,957	248,204

Expenses:
Production:
Lease operating	9,017	12,967	31,120	34,069
Production, ad valorem, and severance taxes	4,693	8,210	11,586	23,711
Depletion, depreciation, and amortization	14,458	13,820	43,684	42,496
Exploration	3,034	47	3,074	115
General and administrative	2,912	3,772	9,135	11,899
Marketing	54	1,316	245	5,318
Derivative fair value loss (gain)	(4,822)	(70,443)	21,711	21,572
Other operating	1,303	440	2,730	1,294

Total expenses	30,649	(29,871)	123,285	140,474

Operating income (loss)	10,383	113,981	(19,328)	107,730

Other income (expenses):
Interest	(2,984)	(1,767)	(7,551)	(5,316)
Other	23	10	29	92

Total other expenses	(2,961)	(1,757)	(7,522)	(5,224)

Income (loss) before income taxes	7,422	112,224	(26,850)	102,506
Income tax benefit (provision)	38	(332)	(163)	(194)

Net income (loss)	$7,460	$111,892	$(27,013)	$102,312

Net income (loss) allocation (see Note 9):
Limited partners’ interest in net income (loss)	$5,904	$89,716	$(26,745)	$47,767
General partner’s interest in net income (loss)	$63	$1,444	$(444)	$762

Net income (loss) per common unit:
Basic	$0.13	$2.86	$(0.72)	$1.58
Diluted	$0.13	$2.86	$(0.72)	$1.58

Weighted average common units outstanding:
Basic	44,653	31,356	37,373	30,300
Diluted	44,675	31,356	37,373	30,305

Cash distributions declared per common unit	$0.5125	$0.6881	$1.5125	$1.6511

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except per unit amounts)
(unaudited)

					Accumulated
					Other	Total
	Limited Partners		General Partner		Comprehensive	Partners’
	Units	Amount	Units	Amount	Loss	Equity
Balance at December 31, 2008 *	33,078	$616,076	505	$7,534	$(4,259)	$619,351
Net distributions to owner	—	(11,284)	—	(274)	—	(11,558)
Deemed distributions in connection with acquisition of the Arkoma Basin Assets	—	(45,333)	—	(1,088)	—	(46,421)
Deemed distributions in connection with acquisition of the Williston Basin Assets	—	(24,593)	—	(593)	—	(25,186)
Deemed distributions in connectoin with acquisition of the Rockies and Permian Basin Assets	—	(182,421)	—	(4,401)	—	(186,822)
Proceeds from issuance of common units, net of offering costs	12,190	170,059	—	(113)	—	169,946
Non-cash unit-based compensation	—	400	—	4	—	404
Cash distributions to unitholders ($1.5125 per unit)	—	(56,277)	—	(764)	—	(57,041)
Components of comprehensive loss:
Net loss attributable to owners prior to acquisition of the Williston Basin Assets	—	(188)	—	(5)	—	(193)
Net income attributable to owners prior to acquisition of the Rockies and Permian Basin Assets	—	360	—	9	—	369
Net loss attributable to unitholders	—	(26,775)	—	(414)	—	(27,189)
Change in deferred hedge loss on interest rate swaps, net of tax of $1	—	—	—	—	342	342

Total comprehensive loss						(26,671)

Balance at September 30, 2009	45,268	$440,024	505	$(105)	$(3,917)	$436,002

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008*
Cash flows from operating activities:
Net income (loss)	$(27,013)	$102,312
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	43,684	42,496
Non-cash exploration expense	2,991	52
Deferred taxes	(342)	(110)
Non-cash unit-based compensation expense	404	3,528
Non-cash derivative loss	79,948	19,943
Other	1,829	856
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(744)	(525)
Current derivatives	(2,020)	(8,100)
Other current assets	(196)	(45)
Long-term derivatives	(9,072)	(5,308)
Other assets	(18)	712
Accounts payable	(2,755)	(3,867)
Other current liabilities	5,846	7,180

Net cash provided by operating activities	92,542	159,124

Cash flows from investing activities:
Purchases of other property and equipment	—	(302)
Acquisition of oil and natural gas properties	(31,984)	(157)
Development of oil and natural gas properties	(7,330)	(27,540)

Net cash used in investing activities	(39,314)	(27,999)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	203,061	205,310
Payments on long-term debt	(96,000)	(113,000)
Deemed distributions to affiliates in connection with acquisitions	(258,429)	(125,027)
Proceeds from issuance of common units, net of offering costs	170,149	—
Cash distributions to unitholders	(57,041)	(52,239)
Other	(12,150)	(46,015)

Net cash used in financing activities	(50,410)	(130,971)

Increase in cash and cash equivalents	2,818	154
Cash and cash equivalents, beginning of period	619	3

Cash and cash equivalents, end of period	$3,437	$157

*	Recast as discussed in Note 2.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of Business
     ENP was formed by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of EAC, serves as ENP’s general partner and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, owns and operates ENP’s properties. ENP’s properties and oil and natural gas reserves are located in four core areas:
•	the Big Horn Basin in Wyoming and Montana;

•	the Permian Basin in West Texas and New Mexico;

•	the Williston Basin in North Dakota and Montana; and

•	the Arkoma Basin in Arkansas and Oklahoma.
Note 2. Basis of Presentation
     ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In February 2008, ENP acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC. In January 2009, ENP acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”), from Encore Operating. In June 2009, ENP acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating. In August 2009, ENP acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and ENP’s historical financial information was recast to include the acquired properties for all periods presented. Accordingly, the consolidated financial statements and notes thereto reflect the historical results of ENP combined with those of the Permian and Williston Basin Assets, the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets for all periods presented.
     The results of operations of the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets related to pre-partnership operations were allocated to EAC and its affiliates based on their respective partnership percentages in ENP. The effect of recasting ENP’s consolidated financial statements to account for these common control transactions increased ENP’s net income by approximately $15.8 million and $47.1 million for the three and nine months ended September 30, 2008, respectively.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of September 30, 2009 and December 31, 2008, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Exhibit 99.3 to ENP’s Current Report on Form 8-K filed with the SEC on May 7, 2009, which recast ENP’s consolidated financial statements included in its 2008 Annual Report on Form 10-K for the acquisition of the Arkoma Basin Assets.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Supplemental Disclosures of Non-cash Investing and Financing Activities
     The following table sets forth supplemental disclosures of non-cash investing and financing activities for the periods indicated:

	Nine months ended September 30,
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
FASB Launches Accounting Standards Codification
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact ENP’s results of operations or financial condition.
     Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.
     The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies, including ENP, reference GAAP in their financial statements and in their significant accounting policies. ENP implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.
New Accounting Pronouncements
FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2” or ASC 820-10)
     In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or ASC 820-10) for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ENP elected a partial deferral of SFAS 157 (ASC 820-10) for all instruments within the scope of FSP FAS 157-2 (ASC 820-10), including, but not limited to, its asset retirement obligations and indefinite lived assets. FSP FAS 157-2 (ASC 820-10) was prospectively effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 157-2 (ASC 820-10) on January 1, 2009 did not have a material impact on ENP’s results of operations or financial condition. Please read “Note 5. Fair Value Measurements” for additional discussion.
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” or ASC 805)
     In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations” (ASC 805). SFAS 141R (ASC 805) establishes principles and requirements for the acquiror in a business combination, including: (1) recognition and

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1” or ASC 805), which amends and clarifies SFAS 141R (ASC 805) to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R (ASC 805) and FSP FAS 141R-1 (ASC 805) were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. Subsequent to December 31, 2008, ENP acquired certain oil and natural gas producing properties and related assets from Encore Operating. The accounting for transactions between entities under common control is unchanged under SFAS 141R. However, the application of SFAS 141R (ASC 805) and FSP FAS 141R-1 (ASC 805) to future acquisitions could impact ENP’s results of operations and financial condition and the reporting of acquisitions in the consolidated financial statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161” or ASC 815-10-65-1)
     In March 2008, the FASB issued SFAS 161 (ASC 815-10-65-1), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133” or ASC 815), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 (ASC 815) and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 (ASC 815-10-65-1) was prospectively effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 161 (ASC 815-10-65-1) on January 1, 2009 required additional disclosures regarding ENP’s derivative instruments; however, it did not impact ENP’s results of operations or financial condition. Please read “Note 5. Fair Value Measurements” for additional discussion.
EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4” or ASC 260-10)
     In March 2008, the EITF ratified its consensus opinion on EITF 07-4 (ASC 260-10), which addresses how master limited partnerships should calculate earnings per unit (“EPU”) using the two-class method in SFAS No. 128, “Earnings per Share” (“SFAS 128” or ASC 260-10) and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 (ASC 260-10) was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-4 (ASC 260-10) on January 1, 2009 did not have a material impact on ENP’s EPU calculations. In the accompanying Consolidated Financial Statements, periods prior to the adoption of EITF 07-4 (ASC 260-10) have been restated to calculate EPU in accordance with this pronouncement. Please read “Note 9. Earnings Per Unit” for additional discussion.
FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1” or ASC 260-10)
     In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic EPU under the two-class method prescribed by SFAS 128 (ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1(ASC 260-10) on January 1, 2009 did not have a material impact on ENP’s EPU calculations. In the accompanying Consolidated Financial Statements, periods prior to the adoption of FSP EITF 03-6-1 (ASC 260-10) have been restated to calculate EPU in accordance with this pronouncement. Please read “Note 9. Earnings Per Unit” for additional discussion.
SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release 33-8995”)
     In December 2008, the SEC issued Release 33-8995, which amends oil and natural gas reporting requirements under Regulations S-K and S-X. Release 33-8995 also adds a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. Release 33-8995 permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. Release 33-

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
8995 will also allow companies to disclose their probable and possible reserves to investors at the company’s option. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor; (2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Release 33-8995 is prospectively effective for financial statements issued for fiscal years ending on or after December 31, 2009. ENP is evaluating the impact Release 33-8995 will have on its financial condition, results of operations, and disclosures.
FSP No. FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FSP FAS 107-1 and APB 28-1” or ASC 825-10-65-1)
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 (ASC 825-10-65-1), which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 (ASC 825-10-65-1) was prospectively effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 (ASC 825-10-65-1) on June 30, 2009 required additional disclosures regarding ENP’s financial instruments; however, it did not impact ENP’s results of operations or financial condition. Please read “Note 5. Fair Value Measurements” for additional discussion.
SFAS No. 165, “Subsequent Events” (“SFAS 165” or ASC 855-10)
     In June 2009, the FASB issued SFAS 165 (ASC 855-10) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, SFAS 165 (ASC 855-10) sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 (ASC 855-10) was prospectively effective for financial statements issued for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 (ASC 855-10) on June 30, 2009 did not impact ENP’s results of operations or financial condition.
ASU No. 2009-05, “Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value” (“ASU 2009-05” or ASC 820-10)
     In August 2009, the FASB issued ASU 2009-05 (ASC 820-10) to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, ASU 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 (ASC 820-10) is prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of ASU 2009-05 (ASC 820-10) on December 31, 2009 will not impact ENP’s results of operations or financial condition.
Note 3. Acquisitions
Rockies and Permian Basin Assets
     In August 2009, ENP acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $186.8 million in cash, which was financed through borrowings under OLLC’s revolving credit facility and proceeds from the issuance of ENP common units to the public. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of July 31, 2009 of approximately $194.4 million and $4.2 million, respectively, and the historical financial information of ENP was recast to include the Rockies and Permian Basin Assets for all periods presented. As the historical basis in the Rockies and Permian Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC and its affiliates based on their respective ownership percentages in ENP.
Williston Basin Assets
     In June 2009, ENP acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash, which was financed through borrowings under OLLC’s revolving credit facility and proceeds from the issuance of ENP common units to the

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
public. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of May 31, 2009 of approximately $31.9 million and $1.3 million, respectively, and the historical financial information of ENP was recast to include the Williston Basin Assets for all periods presented. As the historical basis in the Williston Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC and its affiliates based on their respective ownership percentages in ENP.
Vinegarone Assets
     In May 2009, ENP acquired certain natural gas properties in the Vinegarone Field in Val Verde County, Texas (the “Vinegarone Assets”) from an independent energy company for approximately $27.5 million in cash, which was financed through proceeds from the issuance of ENP common units to the public. The results of operations of the Vinegarone Assets are included with those of ENP from the date of acquisition.
Arkoma Basin Assets
     In January 2009, ENP acquired the Arkoma Basin Assets from Encore Operating for approximately $46.4 million in cash, which was financed through borrowings under OLLC’s revolving credit facility. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of December 31, 2008 of approximately $18.1 million and $0.7 million, respectively, and the historical financial information of ENP was recast to include the Arkoma Basin Assets for all periods presented. As the historical basis in the Arkoma Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC and its affiliates based on their respective ownership percentages in ENP.
Permian and Williston Basin Assets
     In February 2008, ENP acquired the Permian and Williston Basin Assets from Encore Operating for approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties. The cash portion of the purchase price was financed through borrowings under OLLC’s revolving credit facility. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of December 31, 2007 of approximately $105.0 million and $5.1 million, respectively, and the historical financial information of ENP was recast to include the Permian and Williston Basin Assets for all periods presented. As the historical basis in the Permian and Williston Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC and its affiliates based on their respective ownership percentages in ENP.
Note 4. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(in thousands)
Proved leasehold costs	$609,666	$580,695
Wells and related equipment — Completed	241,701	227,970
Wells and related equipment — In process	144	6,238

Total proved properties	$851,511	$814,903

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 5. Fair Value Measurements
     The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	September 30, 2009		December 31, 2008
	Book	Fair	Book	Fair
	Value	Value	Value	Value
		(in thousands)
Assets:
Cash and cash equivalents	$3,437	$3,437	$619	$619
Accounts receivable — trade	20,591	20,591	18,965	18,965
Accounts receivable — affiliate	2,359	2,359	3,896	3,896
Commodity derivative contracts	50,790	50,790	113,628	113,628
Liabilities:
Accounts payable — trade	898	898	1,036	1,036
Accounts payable — affiliate	2,259	2,259	5,468	5,468
Revolving credit facility	260,000	260,000	150,000	150,000
Commodity derivative contracts	6,313	6,313	229	229
Interest rate swaps	4,150	4,150	4,559	4,559
     The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The book value of the revolving credit facility approximates fair value as the interest rate is variable. ENP’s credit risk has not changed materially from the date the revolving credit facility was entered into. Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.
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
     ENP applies the provisions of SFAS 133 (ASC 815), which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.
     ENP has elected to designate its outstanding interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     ENP has not elected to designate its current portfolio of commodity derivative contracts as hedges. Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
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

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     From time to time, ENP enters into floor spreads. In a floor spread, ENP purchases puts at a specified price (a “purchased put”) and also sells a put at a lower price (a “short put”). This strategy enables ENP to achieve some downside protection for a portion of its production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then ENP has protection against commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, ENP wished to protect downside price exposure at the higher price. In order to do this, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, ENP had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net effect resulted in ENP owning one oil put option for 2,000 Bbls/D at $75 per Bbl. In the following tables, the purchased floor component of these floor spreads are shown net and included with ENP’s other floor contracts.
     The following tables summarize ENP’s open commodity derivative contracts as of September 30, 2009:
          Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Oct. — Dec. 2009 (a)							$10,940
	3,130	$110.00	440	$97.75	1,000	$68.70

2010							9,501
	880	80.00	440	93.80	760	75.43
	2,000	75.00	1,000	77.23	250	65.95
	760	67.00	—	—	—	—

2011							11,626
	1,880	80.00	1,440	95.41	760	78.46
	1,000	70.00	—	—	—	—
	760	65.00	—	—	250	69.65

2012							2,394
	750	70.00	500	82.05	210	81.62
	1,510	65.00	250	79.25	1,300	76.54

							$34,461

(a)	In addition, ENP has a floor contract for 1,000 Bbls/D at $63.00 per Bbl and a short floor contract for 1,000 Bbls/D at $65.00 per Bbl.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Oct. — Dec. 2009							$2,546
	3,800	$8.20	3,800	$9.83	—	$—
	3,800	7.20	—	—	—	—
	1,800	6.76	—	—	—	—
2010							6,860
	3,800	8.20	3,800	9.58	5,452	6.20
	4,698	7.26	—	—	550	5.86
2011							703
	3,398	6.31	—	—	7,952	6.36
	—	—	—	—	550	5.86
2012							(93)
	898	6.76	—	—	5,452	6.26
	—	—	—	—	550	5.86

							$10,016

     Counterparty Risk. At September 30, 2009, ENP had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts to the following counterparties:

	Percentage of	Percentage of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed
BNP Paribas	50%	26%
Calyon	28%	48%
RBC	14%	3%
Wachovia Bank	8%	24%
     In order to mitigate the credit risk of financial instruments, ENP enters into master netting agreements with significant counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and ENP. Instead of treating each financial transaction between the counterparty and ENP separately, the master netting agreement enables the counterparty and ENP to aggregate all financial trades and treat them as a single agreement. This arrangement benefits ENP in three ways: (1) the netting of the value of all trades reduces the likelihood of counterparties requiring daily collateral posting by ENP; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces ENP’s credit exposure to a given counterparty in the event of close-out. ENP’s accounting policy is to not offset fair value amounts for derivative instruments.
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of September 30, 2009, all of which were entered into with Bank of America, N.A.:

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Oct. 2009 — Jan. 2011	$50,000	3.1610%	1-month LIBOR
Oct. 2009 — Jan. 2011	25,000	2.9650%	1-month LIBOR
Oct. 2009 — Jan. 2011	25,000	2.9613%	1-month LIBOR
Oct. 2009 — Mar. 2012	50,000	2.4200%	1-month LIBOR
     The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred loss recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to the fluctuation of interest rates.
Current Period Impact
     ENP recognizes derivative fair value gains and losses related to: (1) ineffectiveness on derivative contracts designated as hedges; (2) changes in the fair market value of derivative contracts not designated as hedges; (3) settlements on derivative contracts not designated as hedges; and (4) premium amortization. The following table summarizes the components of “Derivative fair value loss (gain)” for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Ineffectiveness	$18	$(6)	$(16)	$(349)
Mark-to-market loss (gain)	4,957	822	62,638	1,978
Premium amortization	5,918	2,275	17,326	6,662
Settlements	(15,715)	(73,534)	(58,237)	13,281

Total derivative fair value loss (gain)	$(4,822)	$(70,443)	$21,711	$21,572

Accumulated Other Comprehensive Loss
     At September 30, 2009 and December 31, 2008, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $3.9 million and $4.3 million, respectively. During the twelve months ending September 30, 2010, ENP expects to reclassify $3.5 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense.
Tabular Disclosures of Fair Value Measurements
     The following table summarizes the fair value of ENP’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet		Balance Sheet
	Location	Value	Location	Value	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133(ASC 815)
Commodity derivative contracts	Derivatives — current	$27,668	Derivatives — current	$75,131	Derivatives — current	$1,367	Derivatives — current	$—
Commodity derivative contracts	Derivatives — noncurrent	23,122	Derivatives — noncurrent	38,497	Derivatives — noncurrent	4,946	Derivatives — noncurrent	229

Total derivatives not designated as hedging instruments under SFAS 133 (ASC 815)		$50,790		$113,628		$6,313		$229

Derivatives designated as hedging instruments under SFAS 133 (ASC 815)
Interest rate swaps	Derivatives — current	$—	Derivatives — current	$—	Derivatives — current	$3,470	Derivatives — current	$1,297
Interest rate swaps	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	680	Derivatives — noncurrent	3,262

Total derivatives designated as hedging instruments under SFAS 133 (ASC 815)		$—		$—		$4,150		$4,559

Total derivatives		$50,790		$113,628		$10,463		$4,788

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table summarizes the effect of derivative instruments not designated as hedges under SFAS 133 (ASC 815) on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Loss (Gain) Recognized In Income
Derivatives Not Designated as	Location of Loss	Three Months Ended September 30,		Nine Months Ended September 30,
Hedges Under SFAS 133 (ASC815)	Recognized In Income	2009	2008	2009	2008
Commodity derivative contracts	Derivative fair value loss (gain)	$(4,840)	$(70,437)	$21,727	$21,921
     The following tables summarize the effect of derivative instruments designated as hedges under SFAS 133 (ASC 815) on the Consolidated Statements of Operations for the periods indicated (in thousands):

Amount of Loss
	Amount of Loss			Reclassified from			Amount of Loss (Gain)
	Recognized in Accumulated OCI		Location of Loss	Accumulated OCI into			Recognized In Income
	(Effective Portion)		(Gain) Reclassified	Income (Effective Portion)			as Ineffective
	Three months ended		from Accumulated	Three months ended		Location of Loss (Gain)	Three months ended
Derivatives Designated as	September 30,		OCI into Income	September 30,		Recognized in Income	September 30,
Hedges Under SFAS 133 (ASC 815)	2009	2008	(Effective Portion)	2009	2008	as Ineffective	2009	2008
Interest rate swaps	$1,289	$714	Interest expense	$983	$117	Derivative fair value loss (gain)	$18	$(6)

Amount of Loss
	Amount of Loss (Gain)			Reclassified from			Amount of Gain
	Recognized in Accumulated OCI		Location of Loss	Accumulated OCI into			Recognized In Income
	(Effective Portion)		(Gain) Reclassified	Income (Effective Portion)			as Ineffective
	Nine months ended		from Accumulated	Nine months ended		Location of Gain	Nine months ended
Derivatives Designated as	September 30,		OCI into Income	September 30,		Recognized in Income	September 30,
Hedges Under SFAS 133 (ASC 815)	2009	2008	(Effective Portion)	2009	2008	as Ineffective	2009	2008
Interest rate swaps	$2,444	$(163)	Interest expense	$2,786	$224	Derivative fair value gain	$16	$349
Fair Value Hierarchy
     As discussed in “Note 2. Basis of Presentation,” ENP adopted FSP FAS 157-2 (ASC 820-10) on January 1, 2009 and SFAS 157 (ASC 820-10) on January 1, 2008. SFAS 157 (ASC 820-10) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 (ASC 820-10) are as follows:
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
     ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of ENP’s assets and liabilities that are accounted for at fair value on a recurring basis:
•	Level 2 — Fair values of oil and natural gas swaps were estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income-based and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.
•	Level 3 — ENP’s oil and natural gas calls, puts, and short puts are average value options, which are not exchange-traded contracts. Settlement is determined by the average underlying price over a predetermined period of time. ENP uses both observable and unobservable inputs in a Black-Scholes valuation model to determine fair value. Accordingly, these derivative instruments are classified within the Level 3 valuation hierarchy. The observable inputs of ENP’s valuation model include: (1) current market and contractual prices for the underlying instruments; (2) quoted forward prices for oil and natural gas; and (3) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract. The unobservable inputs of ENP’s valuation model include volatility. The implied volatilities for ENP’s calls, puts, and short puts with comparable strike prices are based on the settlement values from certain exchange-traded contracts. The implied volatilities for calls, puts, and short puts where there are no exchange-traded contracts with the same strike price are extrapolated from exchange-traded implied volatilities by an independent party.

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
     The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Asset (Liability) at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$(2,149)	$—	$(2,149)	$—
Oil derivative contracts — floors and caps	36,610	—	—	36,610
Natural gas derivative contracts — swaps	336	—	336	—
Natural gas derivative contracts — floors and caps	9,680	—	—	9,680
Interest rate swaps	(4,150)	—	(4,150)	—

Total	$40,327	$—	$(5,963)	$46,290

     The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the nine months ended September 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2009	$95,430	$12,741	$108,171
Total gains (losses):
Included in earnings	(13,966)	7,163	(6,803)
Purchases, issuances, and settlements	(44,854)	(10,224)	(55,078)

Balance at September 30, 2009	$36,610	$9,680	$46,290

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(13,966)	$7,163	$(6,803)

     Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     All fair values have been adjusted for nonperformance risk resulting in a reduction of the net commodity derivative asset of approximately $0.3 million as of September 30, 2009. For commodity derivative contracts which are in an asset position, ENP uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, ENP uses the average credit default swap rating of its peer companies as ENP does not have its own credit default swap rating.
     ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. The following methods

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
and assumptions were used to estimate the fair values of ENP’s assets and liabilities that are accounted for at fair value on a nonrecurring basis:
•	Level 3 — Fair values of asset retirement obligations are determined using discounted cash flow methodologies based on inputs, such as plugging costs and reserve lives, which are not readily available in public markets. Please read “Note 6. Asset Retirement Obligations” for additional discussion of ENP’s asset retirement obligations.
     The following table sets forth ENP’s assets and liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2009:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Liability at	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(in thousands)
Asset retirement obligations	$89	$—	$—	$89	$—
Note 6. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the nine months ended September 30, 2009 (in thousands):

Future abandonment liability at January 1, 2009	$12,375
Wells drilled	22
Acquisition of properties	67
Accretion of discount	532
Revision of previous estimates	145
Plugging and abandonment costs incurred	(141)

Future abandonment liability at September 30, 2009	$13,000

     As of September 30, 2009, $12.5 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.5 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. Approximately $4.7 million of the future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant.
Note 7. Long-Term Debt
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. Effective August 11, 2009, OLLC amended the OLLC Credit Agreement to, among other things, (1) increase the borrowing base from $240 million to $375 million, (2) increase the aggregate commitments of the lenders from $300 million to $475 million, and (3) increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of September 30, 2009, the borrowing base was $375 million and there were $260 million of outstanding borrowings and $115 million of borrowing capacity under the OLLC Credit Agreement.
     OLLC incurs a commitment fee of 0.5 percent on the unused portion of the OLLC Credit Agreement.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     Obligations under the OLLC Credit Agreement are secured by a first-priority security interest in substantially all of OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, obligations under the OLLC Credit Agreement are guaranteed by ENP and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to EAC and its restricted subsidiaries.
     Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) amount outstanding in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans under the OLLC Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the OLLC Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association LIBOR for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.
     Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.
     The OLLC Credit Agreement contains covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on the assets of ENP, OLLC, and OLLC’s restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that ENP and OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0;

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0; and

•	a requirement that ENP and OLLC maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA of not more than 3.5 to 1.0.
     As of September 30, 2009, ENP and OLLC were in compliance with all covenants of the OLLC Credit Agreement.
     The OLLC Credit Agreement contains customary events of default including, among others, the following:
•	failure to pay principal on any loan when due;

•	failure to pay accrued interest on any loan or fees when due and such failure continues for more than three days;

•	failure to observe or perform covenants and agreements contained in the OLLC Credit Agreement, subject in some cases to a 30-day grace period after discovery or notice of such failure;

•	failure to make a payment when due on any other debt in a principal amount equal to or greater than $3 million or any other event or condition occurs which results in the acceleration of such debt or entitles the holder of such debt to accelerate the maturity of such debt;

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
•	the commencement of liquidation, reorganization, or similar proceedings with respect to OLLC or any guarantor under bankruptcy or insolvency law, or the failure of OLLC or any guarantor generally to pay its debts as they become due;

•	the entry of one or more judgments in excess of $3 million (to the extent not covered by insurance) and such judgment(s) remain unsatisfied and unstayed for 30 days;

•	the occurrence of certain ERISA events involving an amount in excess of $3 million;

•	there cease to exist liens covering at least 80 percent of the borrowing base properties; or

•	the occurrence of a change in control.
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
     The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2009

Quarter ended September 30	10/26/2009	$0.5375	11/13/2009	(a)	$24,639
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009		23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009		16,813

2008

Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813
Quarter ended September 30	11/7/2008	$0.6600	11/14/2008		22,191
Quarter ended June 30	8/11/2008	$0.6881	8/14/2008		23,119
Quarter ended March 31	5/9/2008	$0.5755	5/15/2008		19,316

2007

Quarter ended December 31	2/6/2008	$0.3875	2/14/2008		9,843

(a)	Represents the date the distribution is expected to be paid.
Shelf Registration Statement on Form S-3
     In November 2008, ENP’s “shelf” registration statement on Form S-3 was declared effective by the SEC. Under the shelf registration statement, ENP may offer common units, senior debt, or subordinated debt in one or more offerings with a total initial offering price of up to $1 billion.
Public Offerings of Common Units
     In July 2009, ENP issued 9,430,000 common units under its shelf registration statement at a price to the public of $14.30 per common unit. ENP used the net proceeds of approximately $129.2 million, after deducting the underwriters’ discounts and commissions of $5.4 million, in the aggregate, and offering costs of approximately $0.2 million, to fund a portion of the purchase price of the Rockies and Permian Basin Assets.
     In May 2009, ENP issued 2,760,000 common units under its shelf registration statement at a price to the public of $15.60 per common unit. ENP used the net proceeds of approximately $40.9 million, after deducting the underwriters’ discounts and

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
commissions of $1.9 million, in the aggregate, and offering costs of approximately $0.2 million, to fund the purchase price of the Vinegarone Assets and a portion of the purchase price of the Williston Basin Assets.
Note 9. Earnings Per Unit
     As discussed in “Note 2. Basis of Presentation,” ENP adopted EITF 07-4 (ASC 260-10) and FSP EITF 03-6-1 (ASC 260-10) on January 1, 2009 and all periods prior to adoption have been restated to calculate EPU in accordance with these pronouncements. Under the two-class method of calculating EPU, earnings are allocated to participating securities as if all earnings for the period had been distributed. A participating security is any security that may participate in distributions with common units. For purposes of calculating EPU, general partner units, unvested phantom units, and unvested management incentive units are considered participating securities. EPU is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average common units outstanding. For the nine months ended September 30, 2008, basic EPU and diluted EPU each decreased $0.02 per common unit as a result of the adoption of EITF 07-4 (ASC 260-10) and FSP EITF 03-6-1 (ASC 260-10). For the three months ended September 30, 2008, basic EPU decreased $0.07 and diluted EPU decreased $0.01 as a result of the adoption of EITF 07-4 (ASC 260-10) and FSP EITF 03-6-1 (ASC 260-10).
     The following table reflects the allocation of net income (loss) to ENP’s limited partners and EPU computations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per unit amounts)
Net income (loss)	$7,460	$111,892	$(27,013)	$102,312
Less: net income for pre-partnership operations of assets acquired from affiliates	(1,493)	(15,775)	(176)	(50,509)

Net income (loss) attributable to unitholders	$5,967	$96,117	$(27,189)	$51,803

Numerator:
Numerator for basic EPU:
Net income (loss) attributable to unitholders	$5,967	$96,117	$(27,189)	$51,803
Less: distributions earned by participating securities	(271)	(1,463)	(783)	(4,245)
Plus: cash distributions in excess of income allocated to the general partner	208	(4,938)	1,227	209

Net income (loss) allocated to limited partners	$5,904	$89,716	$(26,745)	$47,767

Denominator:
Denominator for basic EPU:
Weighted average common units outstanding	44,653	31,356	37,373	30,300
Effect of dilutive phantom units (a)	22	—	—	5

Denominator for diluted EPU (b)	44,675	31,356	37,373	30,305

Net income (loss) per common unit:
Basic	$0.13	$2.86	$(0.72)	$1.58
Diluted	$0.13	$2.86	$(0.72)	$1.58

(a)	For the nine months ended months ended September 30, 2009, 43,750 phantom units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. For the three months ended September 30, 2008, 25,000 phantom units were outstanding and excluded from the diluted EPU calculation because their effect would have been antidilutive. Please read “Note 10. Unit-Based Compensation Plans” for additional discussion of phantom units.

(b)	For the three and nine months ended September 30, 2008, 550,000 management incentive units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. Please read “Note 10. Unit-Based Compensation Plans” for additional discussion of management incentive units.

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
     During the three and nine months ended September 30, 2008, ENP recognized non-cash unit-based compensation expense related to management incentive units of $1.1 million and $3.2 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. There have been no additional issuances of management incentive units.
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
     The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of September 30, 2009, there were 1,100,000 common units available for issuance under the LTIP.
     Phantom Units. Each October, ENP issues 5,000 phantom units to each member of the General Partner’s board of directors pursuant to the LTIP. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units to the grantee; therefore, these phantom units are classified as equity instruments. Phantom units vest equally over a four-year period. The holders of phantom units are also entitled to distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right is outstanding. During the nine months ended September 30, 2009 and 2008, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.3 million and $0.2 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.
     The following table summarizes the changes in ENP’s unvested phantom units for the nine months ended September 30, 2009:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	43,750	$18.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2009	43,750	18.67

     As of September 30, 2009, ENP had $0.4 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 1.9 years.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 11. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)
Net income (loss)	$7,460	$111,892	$(27,013)	$102,312
Change in deferred hedge loss on interest rate swaps	(306)	(597)	342	387

Comprehensive income (loss)	$7,154	$111,295	$(26,671)	$102,699

Note 12. Commitments and Contingencies
     ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.
     Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for ENP’s contractual obligations as of September 30, 2009.
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
     ENP reimburses EAC for any state income, franchise, or similar tax incurred by EAC resulting from the inclusion of ENP and its subsidiaries in consolidated tax returns with EAC and its subsidiaries as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP and its subsidiaries would have incurred had they not been included in a combined group with EAC.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Administrative fees (including COPAS recovery)	$1,325	$1,746	$4,150	$4,893
Third-party expenses	1,059	1,774	4,031	5,104
     As of September 30, 2009 and December 31, 2008, ENP had a payable to EAC of $2.3 million and $5.5 million, respectively, which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from EAC of $2.4 million and $3.9 million, respectively, which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.
Acquisitions from EAC
     As previously discussed, ENP acquired (1) the Permian and Williston Basin Assets from Encore Operating in February 2008 for approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating, (2) the Arkoma Basin Assets from Encore Operating in January 2009 for approximately $46.4 million in cash, (3) the Williston Basin Assets from Encore Operating in June 2009 for approximately $25.2 million in cash, and (4) the Rockies and Permian Basin Assets from Encore Operating in August 2009 for approximately $186.8 million in cash. Prior to the acquisitions of the Permian and Williston Basin Assets, the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets these properties were owned by EAC and were not separate legal entities.
     In addition to payroll-related expenses, EAC incurred general and administrative expenses related to leasing office space and other corporate overhead expenses during the period these properties were owned by EAC. A portion of EAC’s consolidated general and administrative expenses were allocated to ENP and included in the accompanying Consolidated Statements of Operations based on the respective percentage of BOE produced by the properties in relation to the total BOE produced by EAC on a consolidated basis. A portion of EAC’s consolidated indirect lease operating overhead expenses were allocated to ENP included in the accompanying Consolidated Statements of Operations based on its share of EAC’s direct lease operating expense.
Distributions
     During the three and nine months ended September 30, 2009, ENP paid cash distributions of approximately $11.0 million and $32.4 million, respectively, to EAC and its subsidiaries, including the General Partner. During the three and nine months ended September 30, 2008, ENP paid cash distributions of approximately $14.7 million and $32.7 million, respectively, to EAC and its subsidiaries, including the General Partner.
     During the three and nine months ended September 30, 2008, ENP paid cash distributions of approximately $1.2 million and $2.4 million, respectively, to certain executive officers of the General Partner based on their ownership of management incentive units.
Note 14. Subsequent Events
     Subsequent events were evaluated through October 30, 2009, which is the date the financial statements were issued.
     On October 26, 2009, the board of directors of the General Partner declared an ENP cash distribution for the third quarter of 2009 to unitholders of record as of the close of business on November 9, 2009 at a rate of $0.5375 per unit. Approximately $24.6 million is expected to be paid to unitholders on or about November 13, 2009.
     On October 26, 2009, ENP issued 25,000 phantom units to members of the General Partner’s board of directors pursuant to the LTIP. The phantom units vest in four equal installments beginning on the first anniversary of the date of grant.

ENCORE ENERGY PARTNERS LP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results could differ materially from those discussed in these forward-looking statements due to many factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report and in Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on May 7, 2009, which recast “Item 8. Financial Statements and Supplementary Data” of our 2008 Annual Report on Form 10-K.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	Overview of Business

•	Results of Operations o Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008 o Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
Overview of Business
     We are a Delaware limited partnership formed by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Our primary business objective is to make quarterly cash distributions to our unitholders at our current distribution rate and, over time, increase our quarterly cash distributions. Our properties and oil and natural gas reserves are located in four core areas:
•	the Big Horn Basin in Wyoming and Montana;

•	the Permian Basin in West Texas and New Mexico;

•	the Williston Basin in North Dakota and Montana; and

•	the Arkoma Basin in Arkansas and Oklahoma.
     In February 2008, we acquired the Permian and Williston Basin Assets. In January 2009, we acquired the Arkoma Basin Assets. In June 2009, we acquired the Williston Basin Assets. In August 2009, we acquired the Rockies and Permian Basin Assets. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and our historical financial information was recast to include the acquired properties for all periods presented. Accordingly, our consolidated financial statements reflect our historical results combined with those of the Permian and Williston Basin Assets, the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets for all periods presented.
     These results are not indicative of our future results, which could differ materially from our historical results.

ENCORE ENERGY PARTNERS LP
Results of Operations
Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Revenues (in thousands):
Oil	$35,280	$67,221	$(31,941)	-48%
Natural gas	5,650	15,444	(9,794)	-63%

Total oil and natural gas revenues	40,930	82,665	(41,735)	-50%
Marketing	102	1,445	(1,343)	-93%

Total revenues	$41,032	$84,110	$(43,078)	-51%

Average realized prices:
Oil ($/Bbl)	$60.98	$109.80	$(48.82)	-44%
Natural gas ($/Mcf)	$3.40	$9.87	$(6.47)	-66%
Combined ($/BOE)	$47.83	$94.68	$(46.85)	-49%

Total production volumes:
Oil (MBbls)	579	612	(33)	-5%
Natural gas (MMcf)	1,663	1,565	98	6%
Combined (MBOE)	856	873	(17)	-2%

Average daily production volumes:
Oil (Bbls/D)	6,289	6,654	(365)	-5%
Natural gas (Mcf/D)	18,077	17,014	1,063	6%
Combined (BOE/D)	9,301	9,490	(189)	-2%

Average NYMEX prices:
Oil (per Bbl)	$68.24	$118.67	$(50.43)	-42%
Natural gas (per Mcf)	$3.40	$10.27	$(6.87)	-67%
     Oil revenues decreased 48 percent from $67.2 million in the third quarter of 2008 to $35.3 million in the third quarter of 2009 as a result of a $48.82 per Bbl decrease in our average realized oil price and a 33 MBbls decrease in our oil production volumes. Our lower average realized oil price decreased oil revenues by approximately $28.2 million and was primarily due to a lower average NYMEX price, which decreased from $118.67 per Bbl in the third quarter of 2008 to $68.24 per Bbl in the third quarter of 2009. Our lower oil production volumes decreased oil revenues by approximately $3.7 million and was primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues decreased 63 percent from $15.4 million in the third quarter of 2008 to $5.7 million in the second quarter of 2009 as a result of a $6.47 per Mcf decrease in our average realized natural gas price, partially offset by a 98 MMcf increase in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $10.8 million and was primarily due to a lower average NYMEX price, which decreased from $10.27 per Mcf in the third quarter of 2008 to $3.40 per Mcf in the third quarter of 2009. Our higher natural gas production volumes increased natural gas revenues by approximately $1.0 million.
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

ENCORE ENERGY PARTNERS LP

	Three months ended September 30,
	2009	2008
Average realized oil price ($/Bbl)	$60.98	$109.80
Average NYMEX ($/Bbl)	$68.24	$118.67
Differential to NYMEX	$(7.26)	$(8.87)
Average realized oil price to NYMEX percentage	89%	93%

Average realized natural gas price ($/Mcf)	$3.40	$9.87
Average NYMEX ($/Mcf)	$3.40	$10.27
Differential to NYMEX	$—	$(0.40)
Average realized natural gas price to NYMEX percentage	100%	96%
     Our average realized oil price as a percentage of the average NYMEX price was 89 percent in the third quarter of 2009 as compared to 93 percent in the third quarter of 2008. Our average realized natural gas price as a percentage of the average NYMEX price was 100 percent in the third quarter of 2009 as compared to 96 percent in the third quarter of 2008. As a result of the incremental NGLs value and narrower differentials, the price we received for natural gas sold under certain contracts increased to a level comparable to NYMEX in the third quarter of 2009.
     Marketing revenues decreased 93 percent from $1.4 million in the third quarter of 2008 to $0.1 million in the third quarter of 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ENERGY PARTNERS LP
     Expenses. The following table provides the components of our expenses for the periods indicated:

	Three months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Expenses (in thousands):
Production:
Lease operating	$9,017	$12,967	$(3,950)
Production, ad valorem, and severance taxes	4,693	8,210	(3,517)

Total production expenses	13,710	21,177	(7,467)	-35%
Other:
Depletion, depreciation, and amortization	14,458	13,820	638
Exploration	3,034	47	2,987
General and administrative	2,912	3,772	(860)
Marketing	54	1,316	(1,262)
Derivative fair value gain	(4,822)	(70,443)	65,621
Other operating	1,303	440	863

Total operating expenses	30,649	(29,871)	60,520	-203%
Interest	2,984	1,767	1,217
Income tax provision (benefit)	(38)	332	(370)

Total expenses	$33,595	$(27,772)	$61,367	-221%

Expenses (per BOE):
Production:
Lease operating	$10.54	$14.85	$(4.31)
Production, ad valorem, and severance taxes	5.48	9.40	(3.92)

Total production expenses	16.02	24.25	(8.23)	-34%
Other:
Depletion, depreciation, and amortization	16.89	15.83	1.06
Exploration	3.55	0.05	3.50
General and administrative	3.40	4.32	(0.92)
Marketing	0.06	1.51	(1.45)
Derivative fair value gain	(5.63)	(80.68)	75.05
Other operating	1.52	0.50	1.02

Total operating expenses	35.81	(34.22)	70.03	-205%
Interest	3.49	2.02	1.47
Income tax provision (benefit)	(0.04)	0.38	(0.42)

Total expenses	$39.26	$(31.82)	$71.08	-223%

     Production expenses. Total production expenses decreased 35 percent from $21.2 million in the third quarter of 2008 to $13.7 million in the third quarter of 2009. Our production margin decreased 56 percent from $61.5 million in the third quarter of 2008 to $27.2 million in the third quarter of 2009. Total oil and natural gas wellhead revenues per BOE decreased by 49 percent and total production expenses per BOE decreased by 34 percent. On a per BOE basis, our production margin decreased 55 percent to $31.81 per BOE in the third quarter of 2009 as compared to $70.43 per BOE in the third quarter of 2008.
     Production expense attributable to LOE decreased $4.0 million from $13.0 million in the third quarter of 2008 to $9.0 million in the third quarter of 2009 as a result of a $4.31 decrease in the per BOE rate and lower production volumes. Our lower average LOE per BOE rate decreased LOE by approximately $3.7 million and was primarily due to lower prices paid to oilfield service companies and suppliers and decreases in natural gas prices resulting in lower electricity costs and gas plant fuel costs. Our lower production volumes decreased LOE by approximately $0.3 million.
     Production expense attributable to production taxes decreased $3.5 million from $8.2 million in the third quarter of 2008 to $4.7 million in the third quarter of 2009 primarily due to lower wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production taxes increased to 11.5 percent in the third quarter of 2009 as compared to 9.9 percent in the third quarter of 2008 primarily due to higher ad valorem taxes, which are based on production volumes as opposed to a percentage of wellhead revenues.

ENCORE ENERGY PARTNERS LP
     Depletion, depreciation, and amortization expense (“DD&A”). DD&A expense increased $0.6 million from $13.8 million in the third quarter of 2008 to $14.5 million in the third quarter of 2009, as a result of a $1.06 increase in the per BOE rate, partially offset by lower production volumes. Our higher average DD&A per BOE rate increased DD&A expense by approximately $0.9 million and was primarily due to the decrease in our proved reserves as a result of lower average commodity prices. Our lower production volumes decreased DD&A expense by approximately $0.3 million.
     Exploration expense. Exploration expense increased $3.0 million from $47 thousand in the third quarter of 2008 to $3.0 million in the third quarter of 2009. During the third quarter of 2009, we expensed 1.0 net exploratory dry hole totaling $3.0 million. No dry holes were expensed in the third quarter of 2008.
     General and administrative expense (“G&A”). G&A expense decreased $0.9 million from $3.8 million in the third quarter of 2008 to $2.9 million in the third quarter of 2009 primarily due to a decrease in non-cash unit-based compensation expense.
     Marketing expenses. Marketing expenses decreased $1.3 million from $1.3 million in the third quarter of 2008 to $0.1 million in the third quarter of 2009 primarily due to a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value gain. During the third quarter of 2009, we recorded a $4.8 million derivative fair value gain as compared to $70.4 million in the third quarter of 2008, the components of which were as follows:

	Three months ended September 30,
	2009	2008	Increase
	(in thousands)
Ineffectiveness	$18	$(6)	$24
Mark-to-market loss	4,957	823	4,134
Premium amortization	5,918	2,274	3,644
Settlements	(15,715)	(73,534)	57,819

Total derivative fair value gain	$(4,822)	$(70,443)	$65,621

     Interest expense. Interest expense increased $1.2 million from $1.8 million in the third quarter of 2008 to $3.0 million in the third quarter of 2009 primarily due to higher weighted average outstanding borrowings under our revolving credit facility. Our weighted average interest rate was 5.3 percent for the third quarter of 2009 as compared to 4.6 percent for the third quarter of 2008.

ENCORE ENERGY PARTNERS LP
     Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Nine months ended September 30,		Decrease
	2009	2008	$	%
Revenues (in thousands):
Oil	$88,433	$197,587	$(109,154)	-55%
Natural gas	15,143	45,410	(30,267)	-67%

Total oil and natural gas revenues	103,576	242,997	(139,421)	-57%
Marketing	381	5,207	(4,826)	-93%

Total revenues	$103,957	$248,204	$(144,247)	-58%

Average realized prices:
Oil ($/Bbl)	$50.35	$103.08	$(52.73)	-51%
Natural gas ($/Mcf)	$3.39	$9.63	$(6.24)	-65%
Combined ($/BOE)	$41.41	$89.90	$(48.49)	-54%

Total production volumes:
Oil (MBbls)	1,756	1,917	(161)	-8%
Natural gas (MMcf)	4,470	4,717	(247)	-5%
Combined (MBOE)	2,501	2,703	(202)	-7%

Average daily production volumes:
Oil (Bbls/D)	6,433	6,996	(563)	-8%
Natural gas (Mcf/D)	16,375	17,215	(840)	-5%
Combined (BOE/D)	9,162	9,865	(703)	-7%

Average NYMEX prices:
Oil (per Bbl)	$57.22	$113.59	$(56.37)	-50%
Natural gas (per Mcf)	$3.93	$9.74	$(5.81)	-60%
     Oil revenues decreased 55 percent from $197.6 million in the first nine months of 2008 to $88.4 million in the first nine months of 2009 as a result of a $52.73 per Bbl decrease in our average realized oil price and a 161 MBbls decrease in our oil production volumes. Our lower average realized oil price decreased oil revenues by approximately $92.6 million and was primarily due to a lower average NYMEX price, which decreased from $113.59 per Bbl in the first nine months of 2008 to $57.22 per Bbl in the first nine months of 2009. Our lower oil production volumes decreased oil revenues by approximately $16.5 million and was primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues decreased 67 percent from $45.4 million in the first nine months of 2008 to $15.1 million in the first nine months of 2009 as a result of a $6.24 per Mcf decrease in our average realized natural gas price and a 247 MMcf decrease in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $27.9 million and was primarily due to a lower average NYMEX price, which decreased from $9.74 per Mcf in the first nine months of 2008 to $3.93 per Mcf in the first nine months of 2009. Our lower natural gas production volumes decreased natural gas revenues by approximately $2.4 million and was primarily due to natural production declines in our Crockett County properties.

ENCORE ENERGY PARTNERS LP
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated:

	Nine months ended September 30,
	2009	2008
Average realized oil price ($/Bbl)	$50.35	$103.08
Average NYMEX ($/Bbl)	$57.22	$113.59
Differential to NYMEX	$(6.87)	$(10.51)
Average realized oil price to NYMEX percentage	88%	91%

Average realized natural gas price ($/Mcf)	$3.39	$9.63
Average NYMEX ($/Mcf)	$3.93	$9.74
Differential to NYMEX	$(0.54)	$(0.11)
Average realized natural gas price to NYMEX percentage	86%	99%
     Our average realized oil price as a percentage of the average NYMEX price was 88 percent in the first nine months of 2009 as compared to 91 percent in the first nine months of 2008.
     Our average realized natural gas price as a percentage of the average NYMEX price was 86 percent in the first nine months of 2009 as compared to 99 percent in the first nine months of 2008. The natural gas index prices related to our West Texas natural gas contracts widened in their relationship to NYMEX causing a larger differential in the first nine months of 2009.
     Marketing revenues decreased 93 percent from $5.2 million in the first nine months of 2008 to $0.4 million in the first nine months of 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ENERGY PARTNERS LP
     Expenses. The following table provides the components of our expenses for the periods indicated:

	Nine months ended September 30,		Increase / (Decrease)
	2009	2008	$	%
Expenses (in thousands):
Production:
Lease operating	$31,120	$34,069	$(2,949)
Production, ad valorem, and severance taxes	11,586	23,711	(12,125)

Total production expenses	42,706	57,780	(15,074)	-26%
Other:
Depletion, depreciation, and amortization	43,684	42,496	1,188
Exploration	3,074	115	2,959
General and administrative	9,135	11,899	(2,764)
Marketing	245	5,318	(5,073)
Derivative fair value loss	21,711	21,572	139
Other operating	2,730	1,294	1,436

Total operating expenses	123,285	140,474	(17,189)	-12%
Interest	7,551	5,316	2,235
Income tax provision	163	194	(31)

Total expenses	$130,999	$145,984	$(14,985)	-10%

Expenses (per BOE):
Production:
Lease operating	$12.44	$12.60	$(0.16)
Production, ad valorem, and severance taxes	4.63	8.77	(4.14)

Total production expenses	17.07	21.37	(4.30)	-20%
Other:
Depletion, depreciation, and amortization	17.46	15.72	1.74
Exploration	1.23	0.04	1.19
General and administrative	3.65	4.40	(0.75)
Marketing	0.10	1.97	(1.87)
Derivative fair value loss	8.68	7.98	0.70
Other operating	1.09	0.48	0.61

Total operating expenses	49.28	51.96	(2.68)	-5%
Interest	3.02	1.97	1.05
Income tax provision	0.07	0.07	—

Total expenses	$52.37	$54.00	$(1.63)	-3%

     Production expenses. Total production expenses decreased 26 percent from $57.8 million in the first nine months of 2008 to $42.7 million in the first nine months of 2009. Our production margin decreased 67 percent from $185.2 million in the first nine months of 2008 to $60.9 million in the first nine months of 2009. Total oil and natural gas wellhead revenues per BOE decreased by 54 percent and total production expenses per BOE decreased by 20 percent. On a per BOE basis, our production margin decreased 64 percent to $24.34 per BOE in the first nine months of 2009 as compared to $68.52 per BOE in the first nine months of 2008.
     Production expense attributable to LOE decreased $2.9 million from $34.1 million in the first nine months of 2008 to $31.1 million in the first nine months of 2009 as a result of a lower production volumes and a $0.16 decrease in the per BOE rate. Our lower production volumes decreased LOE by approximately $2.5 million. Our lower average LOE per BOE rate decreased LOE by approximately $0.4 million and was primarily due to lower prices paid to oilfield service companies and suppliers and decreases in natural gas prices resulting in lower electricity costs and gas plant fuel costs.
     Production expense attributable to production taxes decreased $12.1 million from $23.7 million in the first nine months of 2008 to $11.6 million in the first nine months of 2009 primarily due to lower wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production taxes increased to 11.1 percent in the first nine months of 2009 as compared to 9.8 percent in the first nine months of 2008 primarily due to higher ad valorem taxes, which are based on production volumes as opposed to a percentage of wellhead revenues.

ENCORE ENERGY PARTNERS LP
     DD&A expense. DD&A expense increased $1.2 million from $42.5 million in the first nine months of 2008 to $43.7 million in the first nine months of 2009, as a result of a $1.74 increase in the per BOE rate, partially offset by lower production volumes. Our higher average DD&A per BOE rate increased DD&A expense by approximately $4.4 million and was primarily due to the decrease in our proved reserves as a result of lower average commodity prices. Our lower production volumes decreased DD&A expense by approximately $3.2 million.
     Exploration expense. Exploration expense increased $3.0 million from $0.1 million in the first nine months of 2008 to $3.1 million in the first nine months of 2009. During the first nine months of 2009, we expensed 1.0 net exploratory dry hole totaling $3.0 million. No dry holes were expensed in the first nine months of 2008.
     G&A expense. G&A expense decreased $2.8 million from $11.9 million in the first nine months of 2008 to $9.1 million in the first nine months of 2009 primarily due to a decrease in non-cash unit-based compensation expense.
     Marketing expenses. Marketing expenses decreased $5.1 million from $5.3 million in the first nine months of 2008 to $0.2 million in the first nine months of 2009 primarily due to a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.
     Derivative fair value loss. During the first nine months of 2009, we recorded a $21.7 million derivative fair value loss as compared to $21.6 million in the first nine months of 2008, the components of which were as follows:

	Nine months ended September 30,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Ineffectiveness	$(16)	$(349)	$333
Mark-to-market loss	62,638	1,978	60,660
Premium amortization	17,326	6,662	10,664
Settlements	(58,237)	13,281	(71,518)

Total derivative fair value loss	$21,711	$21,572	$139

     Interest expense. Interest expense increased $2.2 million from $5.3 million in the first nine months of 2008 to $7.6 million in the first nine months of 2009 primarily due to higher weighted average outstanding borrowings under our revolving credit facility. Our weighted average interest rate was 5.0 percent for the first nine months of 2009 as compared to 4.9 percent for the first nine months of 2008.
Capital Commitments, Capital Resources, and Liquidity
     Capital commitments
     Our primary uses of cash are:
•	Distributions to unitholders;

•	Development, exploitation, and exploration of oil and natural gas properties;

•	Acquisitions of oil and natural gas properties;

•	Funding of working capital; and

•	Contractual obligations.
     Distributions to unitholders. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement). Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs. During the first nine months of 2009 and 2008, we paid cash distributions of approximately $57.0 million and $52.2 million, respectively, to our unitholders.
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
     On October 26, 2009, the board of directors of our general partner declared a cash distribution for the third quarter of 2009 to unitholders of record as of the close of business on November 9, 2009 at a rate of $0.5375 per unit. Approximately $24.6 million is expected to be paid to unitholders on or about November 14, 2009.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred (excluding asset retirement obligations) related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Development and exploitation	$1,125	$20,120	$6,536	$42,256
Exploration	474	3,482	768	5,279

Total	$1,599	$23,602	$7,304	$47,535

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the third quarter of 2009 yielded 1 gross (0.2 net) successful well and no dry holes. Our development and exploitation capital for the first nine months of 2009 yielded 9 gross (1.2 net) successful wells and no dry holes.
     Our exploration expenditures primarily relate to drilling exploratory wells, seismic costs, delay rentals, and geological and geophysical costs. Our exploration capital for third quarter of 2009 yielded 2 gross (0.4 net) successful wells and 1 gross (1.0 net) dry hole. Our exploration capital for the first nine months of 2009 yielded 6 gross (0.6 net) successful wells and 1 gross (1.0 net) dry hole.
     Acquisitions of oil and natural gas properties. In May 2009, we acquired the Vinegarone Assets from an independent energy company for approximately $27.5 million.
     In August 2009, ENP acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $186.8 million in cash. In June 2009, we acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash. In January 2009, we acquired the Arkoma Basin Assets from Encore Operating for approximately $46.4 million in cash. In February 2008, we acquired the Permian and Williston Basin Assets from Encore Operating for total consideration of approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating carrying value and our historical financial information was recast to include the acquired properties for all periods presented.
     Funding of working capital. As of September 30, 2009 and December 31, 2008, our working capital (defined as total current assets less total current liabilities) was $21.2 million and $71.6 million, respectively. The decrease was primarily due to higher oil prices at September 30, 2009 as compared to December 31, 2008, which negatively impacted the fair value of our outstanding oil derivative contracts.
     For the remainder of 2009, we expect working capital to remain positive primarily due to the fair value of our outstanding commodity derivative contracts. We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. Our production volumes, commodity

ENCORE ENERGY PARTNERS LP
prices, and differentials for oil and natural gas will be the largest variables affecting our working capital. Our operating cash flow is determined in large part by production volumes and commodity prices. Given our current commodity derivative contracts, assuming relatively stable commodity prices and constant or increasing production volumes, our operating cash flow should remain positive for the remainder of 2009.
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
     Contractual obligations. The following table provides the components of our contractual obligations and commitments at September 30, 2009:

	Payments Due by Period
			Years Ending	Years Ending
Contractual Obligations and		Three Months Ending	December 31, 2010	December 31, 2012
Commitments	Total	December 31, 2009	- 2011	- 2013	Thereafter
	(in thousands)
Revolving credit facility (a)	$276,041	$1,604	$12,833	$261,604	$—
Commodity derivative contracts (b)	1,506	—	—	1,506	—
Interest rate swaps (c)	4,239	942	3,297	—	—
Development commitments (d)	1,846	461	1,385	—	—
Operating leases (e)	2,060	172	1,373	515	—
Asset retirement obligations (f)	44,071	125	994	994	41,958

Total	$329,763	$3,304	$19,882	$264,619	$41,958

(a)	Includes principal and projected interest payments. Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our revolving credit facility.

(b)	Represents net liabilities for commodity derivative contracts, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

(c)	Represents net liabilities for interest rate swaps, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our interest rate swaps.

(d)	Represents authorized purchases for work in process. Also at September 30, 2009, we had approximately $18.7 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table but are budgeted for and expected to be made unless circumstances change.

(e)	Represents equipment obligations that have non-cancelable initial lease terms in excess of one year.

(f)	Represents the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the end of field life. Please read Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our asset retirement obligations.
     Other contingencies and commitments. Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us. Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services. From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of our production. Effective April 1, 2009, the administrative fee increased to $2.02 per BOE of our production. We also reimburse Encore Operating for actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.

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
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities decreased $66.6 million from $159.1 million for the first nine months of 2008 to $92.5 million for the first nine months of 2009, primarily due to a decrease in our production margin, partially offset by decreased settlements paid under our oil derivative contracts as a result of lower average oil prices in the first nine months of 2009 as compared to the first nine months of 2008.
     Cash flows from investing activities. Cash used in investing activities increased $11.3 million from $28.0 million for the first nine months of 2008 to $39.3 million for the first nine months of 2009, primarily due to a $31.8 million increase in amounts paid to acquire oil and natural gas properties, namely the Vinegarone Assets, partially offset by a $20.2 million decrease in amounts paid to develop oil and natural gas properties.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on our revolving credit facility, distributions to unitholders, and issuances of our common units. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first nine months of 2009, we used net cash of $50.4 million in financing activities, including $258.4 million in deemed distributions to affiliates in connection with acquisitions and $57.0 million in distributions to unitholders, partially offset by $170.1 million net proceeds from the issuance of our common units and net borrowings of $110 million under our revolving credit facility. Net borrowings increased the outstanding borrowings under our revolving credit facility from $150 million at December 31, 2008 to $260 million at September 30, 2009.
     During the first nine months of 2008, we used net cash of $131.0 million in financing activities, including $125.0 million of deemed distributions to affiliates in connection with acquisitions and $52.2 million in distributions to unitholders, partially offset by net borrowings of $92.5 million under our revolving credit facility.
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

ENCORE ENERGY PARTNERS LP
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first nine months of 2009, our average realized oil and natural gas prices decreased by 51 percent and 65 percent, respectively, as compared to the first nine months of 2008. Realized oil and natural gas prices fluctuate widely in response to changing market forces. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our revolving credit facility, and ability to pay distributions may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected approximately two-thirds of our forecasted production through 2012 against declining commodity prices. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.
     Revolving credit facility. The syndicate of lenders underwriting our revolving credit facility includes 15 banking and other financial institutions. None of the lenders are underwriting more than eight percent of the total commitment. We believe the number of lenders and the small percentage participation of each, provides adequate diversity and flexibility should further consolidation occur within the financial services industry.
     In March 2007, OLLC entered into a five-year credit agreement (as amended, the “OLLC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. Effective March 10, 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. Effective August 11, 2009, OLLC amended the OLLC Credit Agreement to, among other things, (1) increase the borrowing base from $240 million to $375 million, (2) increase the aggregate commitments of the lenders from $300 million to $475 million, and (3) increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries.
     The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of September 30, 2009, the borrowing base was $375 million.
     OLLC incurs a commitment fee of 0.5 percent on the unused portion of the OLLC Credit Agreement.
     Obligations under the OLLC Credit Agreement are secured by a first-priority security interest in substantially all of OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, obligations under the OLLC Credit Agreement are guaranteed by us and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to EAC and its restricted subsidiaries.
     Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) amount outstanding in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

	Applicable Margin for	Applicable Margin for
Ratio of Outstanding Borrowings to Borrowing Base	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%
     The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by us) is the rate equal to the British Bankers Association LIBOR for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.

ENCORE ENERGY PARTNERS LP
     Any outstanding letters of credit reduce the availability under the OLLC Credit Agreement. Borrowings under the OLLC Credit Agreement may be repaid from time to time without penalty.
     The OLLC Credit Agreement contains covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of OLLC and its subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that we and OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 (the “Current Ratio”);

•	a requirement that we and OLLC maintain a ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0 (the “Interest Coverage Ratio”); and

•	a requirement that we and OLLC maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA of not more than 3.5 to 1.0 (the “Leverage Ratio”).
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
     As of September 30, 2009, we and OLLC were in compliance with all covenants in the OLLC Credit Agreement, including the following financial covenants:

Actual Ratio as of
Financial Covenant	Required Ratio	September 30, 2009
Current Ratio	Minimum 1.0 to 1.0	5.1 to 1.0
Interest Coverage Ratio	Minimum 2.5 to 1.0	10.8 to 1.0
Leverage Ratio	Maximum 3.5 to 1.0	2.2 to 1.0
     The following table shows the calculation of the Current Ratio as of September 30, 2009 ($ in thousands):

Current assets	$54,806
Availability under the OLLC Credit Agreement	115,000

Consolidated current assets	$169,806

Divided by: consolidated current liabilities	$33,567
Current Ratio	5.1
     The following table shows the calculation of the Interest Coverage Ratio for the twelve months ended September 30, 2009 ($ in thousands):

Consolidated EBITDA (a)	$98,721

Divided by:
Consolidated interest expense and letter of credit fees	$9,204
Consolidated interest income	(36)

Consolidated net interest expense and letter of credit fees	$9,168

Interest Coverage Ratio	10.8

(a)	Consolidated EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense. Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.

ENCORE ENERGY PARTNERS LP
     The following table shows the calculation of the Leverage Ratio for the twelve months ended September 30, 2009 ($ in thousands):

Consolidated funded debt	$260,000
Divided by: Consolidated Adjusted EBITDA (a)	$116,179
Leverage Ratio	2.2

(a)	Consolidated Adjusted EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense, after giving pro forma effect to one or more acquisitions or dispositions in excess of $20 million in the aggregate. Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table presents a calculation of Consolidated EBITDA and Consolidated Adjusted EBITDA for the twelve months ended September 30, 2009 (in thousands) as required under the OLLC Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP. These EBITDA measures should not be considered an alternative to net income (loss), operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

Consolidated net income	$90,122
Unrealized non-cash hedge gain	(51,881)
Consolidated net interest expense	9,168
Income and franchise taxes	638
Depletion, depreciation, amortization, and exploration expense	47,282
Non-cash unit-based compensation	2,108
Other non-cash	1,284

Consolidated EBITDA	98,721
Pro forma effect of acquisitions	17,458

Consolidated Adjusted EBITDA	$116,179

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
     On September 30, 2009 and October 27, 2009, there were $260 million of outstanding borrowings and $115 million of borrowing capacity under the OLLC Credit Agreement.
     Please read Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our revolving credit facility.
     Capitalization. At September 30, 2009, we had total assets of $748.2 million and total capitalization of $696.0 million, of which 63 percent was represented by partners’ equity and 37 percent by long-term debt. At December 31, 2008, we had total assets of $813.3 million and total capitalization of $769.4 million, of which 81 percent was represented by partners’ equity and 19 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.
Critical Accounting Policies and Estimates
     Please read Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on May 7, 2009, which recast “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2008 Annual Report on Form 10-K, for information regarding our critical accounting policies and estimates.

ENCORE ENERGY PARTNERS LP
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
     The information included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2008 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk.
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Note 5 to the Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are a diverse group of five institutions, all of which are currently rated A or better by Standard & Poor’s and/or Fitch. As of September 30, 2009, the fair market value of our oil derivative contracts was a net asset of approximately $34.5 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $10.0 million. Based on our open commodity derivative positions at September 30, 2009, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $31.1 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $32.5 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At September 30, 2009, we had outstanding borrowings under our revolving credit facility of $260 million, which are subject to floating market rates of interest that are linked to the Eurodollar rate. At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $0.6 million of interest expense per year, and if the Eurodollar rate decreased by 10 percent, we would incur $0.6 million less.
     Our interest rate swaps are discussed in Note 5 to the Consolidated Financial Statements included in “Item 1. Financial Statements.” As of September 30, 2009, the fair market value of our interest rate swaps was a net liability of approximately $4.1 million. If the Eurodollar rate increased by 10 percent, we estimate the liability would decrease to approximately $3.9 million, and if the Eurodollar rate decreased by 10 percent, we estimate the liability would increase to approximately $4.4 million.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference from Exhibit 3.1 to Form S-1 (File No. 333-142847) for Encore Energy Partners LP, filed with the SEC on May 11, 2007).

3.2	Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference from Exhibit 3.1 of ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).

3.2.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of May 10, 2007 (incorporated by reference from Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on April 18, 2008).

10.1	Third Amendment to Credit Agreement, dated as of August 11, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of ENP’s Current Report on Form 8-K filed on August 13, 2009).

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).

32.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).

32.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).

99.1*	Statement showing computation of ratios of earnings (loss) to fixed charges.

*	Filed herewith.

ENCORE ENERGY PARTNERS LP
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ENERGY PARTNERS LP

By: Encore Energy Partners GP LLC, its General Partner

Date: October 30, 2009	/s/ Andrea Hunter Andrea Hunter
Vice President, Controller, and Principal Accounting Officer
(Duly Authorized Signatory)