Form 10-K
period 2009-12-31
Encore Energy Partners LP
filed 2010-02-25
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33676

ENCORE ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	20-8456807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 1400, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

Registrant’s telephone number, including area code: (817) 877-9955

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units Representing Limited Partner Interests	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity of the registrant was last sold as of June 30, 2009 (the last business day of the registrant’s most

recently completed second fiscal quarter)	$317,874,042
Number of Common Units outstanding as of February 17, 2010	45,285,347

DOCUMENTS INCORPORATED BY REFERENCE:

None

ENCORE ENERGY PARTNERS LP

i

ENCORE ENERGY PARTNERS LP

GLOSSARY

The following are abbreviations and definitions of certain terms used in this annual report on Form 10-K (the “Report”). The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

•	ASC. FASB Accounting Standards Codification.

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	Bcf. One billion cubic feet, used in reference to natural gas.

•	Bcfe. One billion cubic feet of natural gas equivalent, calculated by converting oil to natural gas at a ratio of one Bbl of oil to six Mcf of natural gas.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of oil or natural gas.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of oil and natural gas accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Delay Rentals. Fees paid to the lessor of an oil and natural gas lease during the primary term of the lease prior to the commencement of production from a well.

•	Developed Acreage. The number of acres allocated or assignable to producing wells or wells capable of production.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole. An exploratory, development, or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

•	EAC. Encore Acquisition Company, a publicly traded Delaware corporation, together with its subsidiaries.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find a new field or to find a new reservoir in a field previously producing oil or natural gas in another reservoir.

•	Farm-out. Transfer of all or part of the operating rights from the working interest holder to an assignee, who assumes all or some of the burden of development, in return for an interest in the property. The assignor usually retains an overriding royalty, but may retain any type of interest.

•	FASB. Financial Accounting Standards Board.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

ENCORE ENERGY PARTNERS LP

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after completion of drilling and before commencement of production. Such costs include labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMBbl. One million Bbls.

•	MMBOE. One million BOE.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	MMcf/D. One MMcf per day.

•	MMcfe. One MMcf equivalent, determined by converting oil to natural gas equivalent at a ratio of one Bbl of oil to six Mcf of natural gas.

•	MMcfe/D. One MMcfe per day.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	Net Profits Interest. An interest that entitles the owner to a specified share of net profits from the production of hydrocarbons.

•	NYMEX. New York Mercantile Exchange.

•	NYSE. The New York Stock Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Present Value of Future Net Revenues (“PV-10”). The present value of estimated future revenues to be generated from the production of proved reserves, net of estimated future production and development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to commodity derivative activities, non-property related expenses such as general and administrative expenses, debt service, depletion, depreciation, and amortization, and income taxes, discounted at an annual rate of 10 percent.

•	Production Margin. Wellhead revenues less production expenses.

•	Production Taxes. Production expense attributable to production, ad valorem, and severance taxes.

ENCORE ENERGY PARTNERS LP

•	Productive Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

•	Proved Reserves. The estimated quantities of hydrocarbons, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing conditions and operating methods.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Includes unrealized production response from enhanced recovery techniques that have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

•	Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

•	Reliable Technology. A grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

•	Reserves. Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to the economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•	SEC. The United States Securities and Exchange Commission.

•	Secondary Recovery. Enhanced recovery of hydrocarbons from a reservoir beyond the hydrocarbons that can be recovered by normal flowing and pumping operations. Involves maintaining or enhancing reservoir pressure by injecting water, gas, or other substances into the formation in order to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are gas injection and waterflooding.

•	SFAS. Statement of Financial Accounting Standards.

•	Standardized Measure. Future cash inflows from proved reserves, less future production costs, development costs, net abandonment costs, and income taxes, discounted at 10 percent per annum to

ENCORE ENERGY PARTNERS LP

reflect the timing of future net cash flows. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of estimated future net abandonment costs and income taxes.

•	Tertiary Recovery. An enhanced recovery operation that normally occurs after waterflooding in which chemicals or natural gases are used as the injectant.

•	Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

•	Unit. A specifically defined area within which acreage is treated as a single consolidated lease for operations and for allocations of costs and benefits without regard to ownership of the acreage. Units are established for the purpose of recovering hydrocarbons from specified zones or formations.

•	Waterflood. A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

v

ENCORE ENERGY PARTNERS LP

As used in this Report, references to “ENP,” “we,” “our,” “us,” or similar terms refer to Encore Energy Partners LP and its subsidiaries, unless the context indicates otherwise. References to “our general partner” refer to Encore Energy Partners GP LLC, our general partner. References to “our operating company” refer to Encore Energy Partners Operating LLC, our operating company. References to “EAC” refer to Encore Acquisition Company, the ultimate parent company of our general partner, and its subsidiaries. References to “Encore Operating” refer to Encore Operating, L.P., a wholly owned subsidiary of EAC. This Report contains forward-looking statements, which give our current expectations or forecasts of future events. Please read “Item 1A. Risk Factors” for a description of various factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements. Certain terms commonly used in the oil and natural gas industry and in this Report are defined under the caption “Glossary.” In addition, all production and reserve volumes disclosed in this Report represent amounts net to us, unless otherwise noted.

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

EAC’s Merger with Denbury.  On October 31, 2009, EAC, the ultimate parent of our general partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Denbury Resources Inc. (“Denbury”) pursuant to which EAC has agreed to merge with and into Denbury, with Denbury as the surviving entity (the “Merger”). The Merger Agreement, which was unanimously approved by EAC’s Board of Directors and by Denbury’s Board of Directors, provides for Denbury’s acquisition of all of the issued and outstanding shares of EAC common stock. EAC expects to complete the Merger during the first quarter of 2010, although completion by any particular date cannot be assured.

Proved Reserves.  Our estimated total proved reserves at December 31, 2009 were 28.9 MMBbls of oil and 84.7 Bcf of natural gas, based on 2009 average market prices of $61.18 per Bbl of oil and $3.83 per Mcf of natural gas. On a BOE basis, our proved reserves were 43.0 MMBOE at December 31, 2009, of which 67 percent was oil, 92 percent was proved developed, and 8 percent was proved undeveloped.

Drilling.  In 2009, we participated in drilling 15 gross (1.8 net) non-operated productive wells. In 2009, we drilled one gross (1.0 net) dry hole. We invested $8.4 million in development, exploitation, and exploration activities in 2009.

Financial Information About Operating Segments.  We have operations in only one industry segment: the oil and natural gas exploration and production industry in the United States.

Our Relationship with Encore Acquisition Company

One of our principal attributes is our relationship with EAC. EAC is engaged in the acquisition and development of oil and natural gas reserves from onshore fields in the United States. Since 1998, EAC has

ENCORE ENERGY PARTNERS LP

acquired producing properties with proven reserves and leasehold acreage and grown the production and proven reserves by drilling, exploring, reengineering or expanding existing waterflood projects, and applying tertiary recovery techniques. EAC’s fields are further characterized by large accumulations of original oil in place. Original oil in place is not an indication of how much oil is likely to be produced, but it is an indication of the estimated size of a reservoir. We believe that many of EAC’s oil and natural gas properties are, or after additional capital is invested may become, well suited for our partnership.

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

In February 2008, we acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating for approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties. In January 2009, we acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”), from Encore Operating for approximately $46.4 million in cash. In June 2009, we acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating for approximately $25.2 million in cash. In August 2009, we acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating for approximately $179.6 million in cash. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and our historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, the information contained in this Report reflects our historical results combined with those of the Permian and Williston Basin Assets, the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets.

ENCORE ENERGY PARTNERS LP

Organizational Structure

The following diagram depicts our organizational structure as of February 17, 2010:

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

As of December 31, 2009, we operated properties representing approximately 85 percent of our proved reserves. As the operator, we are able to better control expenses, capital allocation, and the timing of exploitation and development activities on our properties. We also own working interests in properties that are operated by third parties for which we are required to pay our share of production, exploitation, and development costs. Please read “— Properties — Nature of Our Ownership Interests.” During 2009, 2008, and 2007, our development costs on non-operated properties were approximately 66 percent, 24 percent, and 28 percent, respectively, of our total development costs. We also own royalty interests in wells operated by third parties that are not burdened by production or capital costs; however, we have little or no control over the implementation of projects on these properties.

We do not have any employees. Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided by us. Encore Operating is not liable to us for its

ENCORE ENERGY PARTNERS LP

performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.

Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services. From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of our production. Effective April 1, 2009, the administrative fee increased to $2.02 per BOE of our production. ENP also reimburses Encore Operating for actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we acquire any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and our general partner, with the approval of the conflicts committee of the board of directors of our general partner.

Natural Gas Gathering

We own and operate a network of natural gas gathering systems in our Big Horn Basin area of operation. These systems gather and transport our natural gas and a small amount of third-party natural gas to larger gathering systems and intrastate, interstate, and local distribution pipelines. Our network of natural gas gathering systems permits us to transport production from our wells with fewer interruptions and also minimizes any delays associated with a gathering company extending its lines to our wells. Our ownership and control of these lines enables us to:

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

Seasonal Nature of Business

Oil and natural gas producing operations are generally not seasonal. However, demand for some of our products can fluctuate season to season, which impacts price. In particular, heavy oil is typically in higher demand in the summer for its use in road construction, and natural gas is generally in higher demand in the winter for heating.

ENCORE ENERGY PARTNERS LP

Production and Price History

The following table sets forth information regarding our production volumes, average realized prices, and average costs per BOE for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Total Production Volumes:
Oil (MBbls)	2,337	2,533	2,232
Natural gas (MMcf)	6,097	6,219	5,751
Combined (MBOE)	3,353	3,570	3,190
Average Daily Production Volumes:
Oil (Bbl/D)	6,402	6,922	6,114
Natural gas (Mcf/D)	16,703	16,991	15,756
Combined (BOE/D)	9,186	9,754	8,740
Average Realized Prices:
Oil (per Bbl)	$54.61	$89.45	$60.74
Natural gas (per Mcf)	3.68	8.67	6.80
Combined (per BOE)	44.75	78.59	54.75
Average Costs per BOE:
Lease operating	$12.43	$12.54	$10.65
Production, ad valorem, and severance taxes	4.80	7.88	5.55
Depletion, depreciation, and amortization	16.93	16.12	14.89
Exploration	0.93	0.05	0.04
Derivative fair value loss (gain)	14.16	(27.14)	8.24
General and administrative	3.39	4.65	4.78
Other operating	0.92	0.47	0.45
Marketing, net of revenues	(0.05)	0.04	(0.60)

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2009. Wells are classified as oil or natural gas wells according to their predominant production stream. We also hold royalty interests in units and acreage beyond the wells in which we have a working interest.

	Oil Wells			Natural Gas Wells
			Average			Average
	Gross	Net	Working	Gross	Net	Working
	Wells(a)	Wells	Interest	Wells(a)	Wells	Interest

Big Horn Basin	352	271.5	77%	41	29.6	72%
Williston Basin	100	63.9	64%	23	6.3	27%
Permian Basin	1,538	373.8	24%	561	273.7	49%
Arkoma Basin	5	0.3	6%	123	9.1	7%

Total	1,995	709.5	36%	748	318.7	43%

(a)	Our total wells include 1,099 operated wells and 1,644 non-operated wells. At December 31, 2009, 35 of our wells had multiple completions.

ENCORE ENERGY PARTNERS LP

Acreage

The following table sets forth information relating to our leasehold acreage at December 31, 2009. Developed acreage is assigned to productive wells. Undeveloped acreage is acreage held under lease, permit, contract, or option that is not in a spacing unit for a producing well, including leasehold interests identified for exploitation or exploratory drilling. As of December 31, 2009, our undeveloped acreage in the Permian Bain represented approximately 58 percent of our total net undeveloped acreage. All of our oil and natural gas leases are held by production, which means that for as long as our wells continue to produce oil or natural gas, we will continue to own the lease.

	Gross Acreage	Net Acreage

Big Horn Basin:
Developed	16,267	13,360
Undeveloped	—	—

	16,267	13,360

Williston Basin:
Developed	46,738	37,535
Undeveloped	10,546	7,361

	57,284	44,896

Permian Basin:
Developed	59,826	34,559
Undeveloped	8,244	10,279

	68,070	44,838

Arkoma Basin:
Developed	3,192	357
Undeveloped	357	84

	3,549	441

Total:
Developed	126,023	85,811
Undeveloped	19,147	17,724

	145,170	103,535

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

	Year Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive	9	1.2	49	15.3	43	13.5
Dry holes	—	—	—	—	—	—

	9	1.2	49	15.3	43	13.5

Exploratory Wells:
Productive	6	0.6	10	1.3	7	3.7
Dry holes	1	1.0	1	0.0	2	1.0

	7	1.6	11	1.3	9	4.7

Total:
Productive	15	1.8	59	16.6	50	17.2
Dry holes	1	1.0	1	0.0	2	1.0

	16	2.8	60	16.6	52	18.2

Present Activities

As of December 31, 2009, we had two gross (0.1 net) development wells that had reached total depth and were in the process of being completed pending first production.

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

The marketing of our Big Horn heavy sour crude oil production is through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections to other interstate pipelines. Our Big Horn sweet crude oil production is transported from the field by a third party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. We sell oil production from

ENCORE ENERGY PARTNERS LP

our operated Permian Basin at the wellhead to third party gathering and marketing companies. Any restrictions on the available capacity to transport oil through any of the above mentioned pipelines, or any other pipelines, or any interruption in refining throughput capacity could have a material adverse effect on our production volumes and the prices we receive for our production.

The difference between NYMEX market prices and the price received at the wellhead for oil and natural gas production is commonly referred to as a differential. In recent years, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have affected this differential. We cannot accurately predict future crude oil and natural gas differentials. Increases in the differential between the NYMEX price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial position, cash flows, and ability to make distributions. The following table shows the relationship between oil and natural gas wellhead prices as a percentage of average NYMEX prices by quarter for 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	of 2009	of 2009	of 2009	of 2009

Average oil wellhead to NYMEX percentage	86%	91%	89%	89%
Average natural gas wellhead to NYMEX percentage	69%	92%	100%	107%

Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of liquids extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production resulting in a price we were paid per Mcf under certain contracts to be higher than the average NYMEX price.

Principal Customers

For 2009, our largest purchaser was Marathon Oil Corporation, which accounted for 43 percent of our total sales of production. Our marketing of oil and natural gas can be affected by factors beyond our control, the potential effects of which cannot be accurately predicted. Management believes that the loss of any one purchaser would not have a material adverse effect on our ability to market our oil and natural gas production.

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from other oil companies in acquiring properties. Many of these competitors have resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for, and purchase a greater number of properties or prospects than our resources will permit.

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

ENCORE ENERGY PARTNERS LP

Properties

Nature of Our Ownership Interests

The following table sets forth the production, average wellhead prices, and average LOE per BOE of our properties by principal area of operation for the periods indicated:

	Production					Average
		Natural		Percent	Average Oil	Natural Gas	Lease
	Oil	Gas	Total	of Total	Wellhead	Wellhead	Operating
	(MBbls)	(MMcf)	(MBOE)		(per Bbl)	(per Mcf)	(per BOE)

2009
Big Horn Basin	1,422	337	1,478	44%	$54.33	$0.94	$12.82
Williston Basin	412	291	461	14%	53.35	3.87	17.40
Arkoma Basin	21	963	182	5%	53.33	2.83	1.10
Permian Basin	482	4,506	1,232	37%	56.57	4.05	11.78

Total	2,337	6,097	3,353	100%	54.61	3.68	12.43

2008
Big Horn Basin	1,517	365	1,578	44%	86.22	3.70	13.54
Williston Basin	459	345	516	14%	91.26	9.16	14.54
Arkoma Basin	16	986	181	5%	97.65	7.53	1.15
Permian Basin	541	4,523	1,295	36%	96.73	9.29	12.10

Total	2,533	6,219	3,570	100%	89.45	8.67	12.54

2007
Big Horn Basin	1,287	286	1,334	42%	55.15	1.90	11.48
Williston Basin	380	305	431	14%	68.37	6.19	11.18
Arkoma Basin	18	1,048	192	6%	67.98	6.08	0.75
Permian Basin	547	4,112	1,233	39%	68.29	7.37	11.11

Total	2,232	5,751	3,190	100%	60.74	6.80	10.65

ENCORE ENERGY PARTNERS LP

The following table sets forth the proved reserves of our properties by principal area of operation as of December 31, 2009:

		Natural		Percent
	Oil	Gas	Total	of Total
	(MBbls)	(MMcf)	(MBOE)

Proved Developed:
Big Horn Basin	15,638	1,374	15,867	40%
Williston Basin	4,513	3,361	5,073	13%
Arkoma Basin	204	7,813	1,506	4%
Permian Basin	5,986	65,831	16,958	43%

Total Proved Developed	26,341	78,379	39,404	100%

Proved Undeveloped:
Big Horn Basin	1,044	—	1,044	29%
Williston Basin	522	243	563	15%
Permian Basin	1,023	6,077	2,036	56%

Total Proved Undeveloped	2,589	6,320	3,643	100%

Total Proved:
Big Horn Basin	16,682	1,374	16,911	39%
Williston Basin	5,035	3,604	5,636	13%
Arkoma Basin	204	7,813	1,506	4%
Permian Basin	7,009	71,908	18,994	44%

Total Proved	28,930	84,699	43,047	100%

At December 31, 2009, the total quantity of proved undeveloped reserves was 3.6 MMBOE, which was 22 percent higher than the balance at December 31, 2008. This increase is primarily attributable to an increase in the amount of reserves that are allowed to be classified as proved undeveloped, in accordance with the SEC’s new rules on oil and natural gas reserves, partially offset by a decrease due to the conversion of properties from proved undeveloped to proved developed reserves.

The following table sets forth the PV-10 of our properties by principal area of operation as of December 31, 2009:

	Amount(a)	Percent of Total
	(In thousands)

Big Horn Basin	$263,965	53%
Williston Basin	73,445	15%
Arkoma Basin	15,765	3%
Permian Basin	146,598	29%

Total	$499,773	100%

(a)	Giving effect to commodity derivative contracts, our PV-10 would increase by $0.2 million at December 31, 2009. Standardized Measure at December 31, 2009 was $494.5 million. Standardized Measure differs from PV-10 by approximately $5.3 million because Standardized Measure includes the effect of future net abandonment costs and future income taxes. Since we are taxed as a partnership that is not subject to federal income taxes, future income taxes reflect the impact of estimated future Texas margin taxes in the Permian Basin area.

ENCORE ENERGY PARTNERS LP

Proved Reserves

Recent SEC Rule-Making Activity.  In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. Application of the new reserve rules resulted in the use of lower prices at December 31, 2009 for both oil and natural gas than would have resulted under the previous rules. Use of new 12-month average pricing rules at December 31, 2009 resulted in a decrease in proved reserves of approximately 2.2 MMBOE. Pursuant to the SEC’s final rule, prior period reserves were not restated.

The SEC’s new rules expanded the technologies that a company can use to establish reserves. The SEC now allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

We used a combination of drilling results production and pressure performance, wireline wellbore measurements, simulation studies, offset analogies, seismic data and interpretation, wireline formation tests, geophysical logs, and core data to calculate our reserves estimates, including the material additions to the 2009 reserves estimates.

Proved Undeveloped Reserves (“PUDs”).  As of December 31, 2009, our PUDs totaled 2.6 MMBbls of crude oil and 6.3 Bcf of natural gas, for a total of 3.6 MMBOE or about 8.5 percent of our total proved reserves.

All of our PUDs as of December 31, 2009 are associated with development projects that are scheduled to begin drilling within the next 5 years. Our major development areas are located in our West Texas and Big Horn fields. All of these projects will convert to proved developed reserves as, and to the extent, these projects achieve production response.

Internal Controls Over Reserves Estimates.  Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. We engage a third-party petroleum consulting firm, Miller and Lents, Ltd. (“Miller and Lents”) to prepare our reserves. Responsibility for compliance in reserves bookings is delegated to the Reserves and Planning Engineering Manager and requires that reserves estimates be made by the regional reservoir engineering staff for our different geographical regions. These reserves estimates are reviewed and approved by regional management and senior engineering staff with final approval by the Reserves and Planning Engineering Manager and the Senior Vice President and Chief Operating Officer and certain members of senior management.

Our Reserves and Planning Engineering Manager is the technical person primarily responsible for overseeing the preparation of our reserves estimates. She has a Bachelor of Science degree in Petroleum Engineering, 15 years of industry experience, and 9 years experience managing our reserves with positions of increasing responsibility in engineering and evaluations. The Reserves and Planning Engineering Manager reports directly to our Senior Vice President and Chief Operating Officer.

The engineers and geologists of Miller and Lents have an average of 30 years of relevant industry experience in the estimation, assessment, and evaluation of oil and natural gas reserves. They have significant industry experience in virtually all petroleum-producing basins in the world and meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Miller and Lents is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; it does not own an interest in our properties and is not employed on a contingent fee basis. Miller and Lents’ report on our reserves and future net revenues as of December 31, 2009, which details specific information regarding the scope of work undertaken and the results thereof, is filed as Exhibit 99.1 to this Report and incorporated herein by reference.

ENCORE ENERGY PARTNERS LP

Guidelines established by the SEC were used to prepare these reserve estimates. Oil and natural gas reserve engineering is and must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and estimates of other engineers might differ materially from those included herein. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates and their PV-10 are inherently imprecise, subject to change, and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

Other Reserve Information.  During 2009, we filed the estimates of our oil and natural gas reserves as of December 31, 2008 with the U.S. Department of Energy on Form EIA-23. As required by Form EIA-23, the filing reflected only gross production that comes from our operated wells at year-end. Those estimates came directly from our reserve report prepared by Miller and Lents.

Big Horn Basin Properties

Our Big Horn Basin properties, which include our Elk Basin Assets and the Gooseberry field, are located in northwestern Wyoming and south central Montana. The Big Horn Basin is characterized by oil and natural gas fields with long production histories and multiple producing formations. The Big Horn Basin is a prolific basin and has produced over 1.8 billion Bbls of oil since its discovery in 1906.

During 2009, production from our Big Horn Basin properties averaged approximately 4,049 BOE/D, of which approximately 96 percent was oil. Our Big Horn Basin properties had estimated proved reserves at December 31, 2009 of 16.9 MMBOE, of which 15.9 MMBOE was proved developed and 1.0 MMBOE was proved undeveloped.

ENCORE ENERGY PARTNERS LP

Elk Basin Properties

Our properties in the Elk Basin area are located in the Elk Basin field, Northwest Elk Basin field, and the South Elk Basin field. The major producing horizons in these fields are the Embar-Tensleep, Madison, Frontier, and Big Horn formations. The Elk Basin Assets had estimated proved reserves at December 31, 2009 of 12.5 MMBOE, of which 11.5 MMBOE was proved developed and 1.0 MMBOE was proved undeveloped.

Our properties in the Elk Basin area include 16,267 gross acres (13,360 net) located in Park County, Wyoming and Carbon County, Montana. All of our production in the Elk Basin area is operated.

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

Our wells in the Embar-Tensleep formation of the Elk Basin field are drilled to a depth of 4,200 to 5,400 feet. We hold an average 62 percent working interest and an average 56 percent net revenue interest in these wells. At December 31, 2009, the Embar-Tensleep formation had estimated total proved reserves of 4.7 MMBOE, all of which were oil and 95 percent of which were proved developed.

Madison Formation.  Production in the Madison formation is being enhanced through a waterflood. We believe that we can enhance production in the Madison formation by, among other things, reestablishing optimal injection and producing well patterns.

Our wells in the Madison formation of the Elk Basin field are drilled to a depth of 4,800 to 5,800 feet. We hold an average 67 percent working interest and an average 61 percent net revenue interest in these wells. The Madison formation had estimated total proved reserves at December 31, 2009 of 6.3 MMBOE, all of which were oil and 87 percent of which were proved developed.

Frontier Formation.  The Frontier formation is being produced through primary recovery techniques.

Our wells in the Frontier formation of the Elk Basin field are typically drilled to a depth of 1,600 to 2,900 feet. We hold an average 95 percent working interest and an average 81 percent net revenue interest in our wells in the Frontier formation. The Frontier formation had estimated total proved reserves at December 31, 2009 of 543 MBOE, 67 percent of which were oil and all of which were proved developed.

Other Oil and Natural Gas Properties.  We also operate wells in the Big Horn, Embar-Tensleep, and Madison formations in the Northwest Elk Basin field and in the Embar-Tensleep, Middle Frontier, Torchlight, and Peay Sand formations in the South Elk Basin field. We hold an average 83 percent working interest and an average 71 percent net revenue interest in our wells in these fields.

The Northwest Elk Basin field and South Elk Basin field had estimated total proved reserves at December 31, 2009 of 725 MBOE, 93 percent of which were oil and all of which were proved developed.

Natural Gas Processing Plant.  We operate and own a 62 percent interest in the Elk Basin natural gas processing plant near Powell, Wyoming, which was first placed into operation in the 1940s. ExxonMobil Corporation owns a 34 percent interest in the Elk Basin natural gas processing plant, and other parties own the remaining 4 percent interest.

ENCORE ENERGY PARTNERS LP

The Elk Basin natural gas processing plant is a refrigeration natural gas processing plant that receives natural gas supplies through a natural gas gathering system from fields in the Elk Basin and South Elk Basin fields. During 2009, the Elk Basin natural gas processing plant produced approximately 421 net Bbls of NGLs per day, primarily propane, normal butane, and natural gasoline.

Pipelines.  We own and operate one crude oil pipeline system and two natural gas gathering pipeline systems. The Clearfork pipeline is regulated by the FERC and transports approximately 4,000 Bbls/D of crude oil from the Elk Basin field to a pipeline operated by Marathon Oil Corporation for further delivery to other markets. Most of the crude oil transported by the Clearfork pipeline is eventually sold to refineries in Billings, Montana. The Clearfork pipeline receives crude oil from various interconnections with local gathering systems.

The Wildhorse pipeline system is an approximately 12-mile natural gas gathering system that transports approximately 1.0 MMcf/D of low-sulfur natural gas from the Elk Basin and South Elk Basin fields to our Elk Basin natural gas processing plant. The natural gas transported by the Wildhorse gathering system is sold into the WBI Pipeline.

We also own a small natural gas gathering system that transports approximately 13.5 MMcf/D of high sulfur natural gas from the Elk Basin field to our Elk Basin natural gas processing plant.

Gooseberry Field

Gooseberry field is made up of two waterflood units in the Big Horn Basin. The field is located 60 miles south of Elk Basin in Wyoming and consists of 23 active producing wells. Gooseberry is an active waterflood project.

The wells in the Gooseberry field are completed at 9,000 feet of depth from the Phosphoria and Tensleep formations. We hold all working interest and an average 90 percent net revenue interest in our wells in the Gooseberry field. The Gooseberry field had estimated proved reserves at December 31, 2009 of 4.4 MMBOE, all of which were oil and all of which were proved developed.

Williston Basin Properties

Our Williston Basin properties include: Horse Creek, Charlson Madison Unit, Elk, Cedar Creek MT, Lookout Butte East, Pine, Beaver Creek, Buffalo Wallow, Buford, Crane, Charlie Creek, Dickinson, Elm Coulee, Lone Butte, Lonetree Creek, Missouri Ridge, Tracy Mountain, Tract Mountain Fryburg, Treetop, Trenton, and Whiskey Joe. The Horse Creek field is located in Bowman County, North Dakota and has producing oil wells from multiple horizons in the Red River formation. The Charlson Madison Unit produces from the unitized Madison formation. The Elk field is operated and produces from wells in McKenzie County, North Dakota.

During 2009, production from our Williston Basin properties averaged approximately 1,262 BOE/D, of which approximately 89 percent was oil. Our Williston Basin properties had estimated proved reserves at December 31, 2009 of 5.6 MMBOE, of which 5.1 MMBOE were proved developed. During 2009, we drilled 1 gross (0.3 net) wells.

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

For 2009, production from our Permian Basin properties was approximately 20,262 MMcfe/D, 61 percent of which was natural gas. Our Permian Basin properties had estimated proved reserves at December 31, 2009

ENCORE ENERGY PARTNERS LP

of 114.0 Bcfe, of which 101.8 Bcfe was proved developed and 12.2 Bcfe was proved undeveloped. As of December 31, 2009, our Permian Basin properties consisted of 68,070 gross (44,838 net) acres.

Operated Properties.  In West Texas, we operate 763 wells in eight areas: Crockett, Dune, Sand Hills, Champmon, Nolley/McFarland, Hutex, Slaughter/Levelland, and Vinegarone. We operate 5 wells in the Brunson area of New Mexico.

The Crockett area is located in Crockett County, Texas. Producing fields include Angus, Henderson, Hunt-Baggett, and Ozona. These wells are primarily gas wells completed in the Canyon Sand and Strawn formations. The productive intervals are tight sand deposits at 6,500 to 8,500 feet of depth. The Vinegarone field is located in ValVerde County, Texas. These gas wells produce from the Strawn reservoir.

There are two fields located in Crane County, Texas. The Dune field is a waterflood property producing from the San Andres formation. The Sand Hills field has production in the waterflooded Tubb formation as well as production from the Wojcik-McElroy, McKnight, Judkins, Clearfork, and Penn formations.

The Champmon field is located on a Strawn reef structure in Gaines County, Texas. The field was discovered in 1996 and is drilled on 40-acre spacing. Three fields are located in Andrews County, Texas. The Nolley-McFarland area consists of two fields — Nolley and Mcfarland. Production is primarily oil from wells completed in the Queen, Clearfork, Wolfcamp, and Penn formations. Depths range from 4,500 to 10,500 feet.  The Hutex field produces from the Strawn, Dean, and Devonian formations. The Slaughter and Levelland fields are located in Cochran County, Texas. Production is primarily oil from the San Andres. The waterflood operations in these fields have been ongoing since the 1970s.

The five wells in New Mexico Brunson area produce from multiple formations which are downhole commingled. The formations include Blinebry, Drinkard, Tubb, and Wantz.

Non-Operated Properties.  We own non-operated interests in several fields in the Permian Basin. The largest are the North Cowden field and the Crockett area fields. We also own interests in the Yates field in Pecos County as well as interests in Loco Hills field in Eddy County, New Mexico.

The North Cowden field is a legacy West Texas field located in Ector County, Texas. The North Cowden field has been undergoing secondary waterflood operations since the 1970s. More recently, the field has successfully piloted CO2 injection as a tertiary method for recovering additional oil.

The Crockett area includes fields in the Davidson Ranch, Hunt-Baggett, Live Oak Draw, and Ozona fields in Crockett County, Texas. At December 31, 2009, we held an average working interest of 21 percent and an average net revenue interest of 15 percent in the producing wells developed in this area. These wells produce from the Canyon Sand and Strawn formations at depths of 8,000 to 9,000 feet. Many of the wells were not completed in all of the known producing intervals.

The Canyon Sand formation in Crockett County is drilled to 40-acre spacing, and many of our non-operated leases have quality drilling locations remaining to be developed. We have identified 5.9 Bcfe of proved undeveloped reserves on these properties.

Our properties in Crockett County are operated by several companies, but a majority of the wells are operated by a private oil and gas company that has drilled over 80 wells in Crockett County, Texas since 2000. Historically, we have participated with this company in drilling 2 to 4 wells per year.

Arkoma Properties

The royalty interest properties include interests in over 1,700 wells in Arkansas, Texas, and Oklahoma as well as 10,300 unleased mineral acres. The Arkoma Basin properties consist of non-operated working interests in over 100 producing wells in the Chismville field. At December 31, 2009, the properties had total proved reserves of approximately 1.5 MMBOE, all of which is proved developed producing and 86 percent of which

ENCORE ENERGY PARTNERS LP

are natural gas. During 2009, the production from our Arkoma properties averaged approximately 2,988 MMcfe/D, of which 88 percent is natural gas. During 2009, we drilled 14 gross (1.5 net) wells.

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

ENCORE ENERGY PARTNERS LP

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

ENCORE ENERGY PARTNERS LP

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

Our Elk Basin Assets include a natural gas processing plant. Previous environmental investigations of the Elk Basin natural gas processing plant indicate historical soil and groundwater contamination by hydrocarbons and the presence of asbestos-containing material at the site. Although the environmental investigations did not identify an immediate need for remediation of the suspected historical contamination, the extent of the contamination is not known and, therefore, the potential liability for remediating this contamination may be significant. In the event we ceased operating the gas plant, the cost of decommissioning it and addressing the previously identified environmental conditions and other conditions, such as waste disposal, could be significant. We do not anticipate ceasing operations at the Elk Basin natural gas processing plant in the near future nor a need to commence remedial activities at this time. However, a regulatory agency could require us to investigate and remediate any contamination even while the gas plant remains in operation. As of December 31, 2009, we have recorded $4.7 million as future abandonment liability for decommissioning the Elk Basin natural gas processing plant. Due to the significant uncertainty associated with the known and unknown environmental liabilities at the gas plant, our estimate of the future abandonment liability includes a large contingency. Our estimates of the future abandonment liability and compliance costs are subject to change and the actual cost of these items could vary significantly from those estimates.

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

ENCORE ENERGY PARTNERS LP

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material

ENCORE ENERGY PARTNERS LP

capital expenditures for remediation or pollution control activities during 2009, and, as of the date of this Report, we are not aware of any environmental issues or claims that will require material capital expenditures in the future. However, accidental spills or releases may occur in the course of our operations, and we may incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the passage of more stringent laws or regulations in the future may have a negative impact on our business, financial condition, results of operations, or ability to make distributions.

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

Natural Gas Gathering.  Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”). We own a number of facilities that we believe would meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC’s jurisdiction. In the states in which we operate, regulation of gathering

ENCORE ENERGY PARTNERS LP

facilities and intrastate pipeline facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirement and complaint-based rate regulation.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels since the FERC has taken a less stringent approach to regulation of the offshore gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Our gathering operations could be adversely affected should they become subject to the application of state or federal regulation of rates and services. Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

The Energy Policy Act of 2005 (“EP Act 2005”) gave the FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended NGA to prohibit market manipulation and also amended NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violations of NGA, NGPA, and any rules, regulations, or orders of the FERC to up to $1,000,000 per day, per violation. In 2006, the FERC issued a rule regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement, or omit a material fact, or engage in any practice, act, or course of business that operates or would operate as a fraud. This rule works together with the FERC’s enhanced penalty authority to provide increased oversight of the natural gas marketplace.

State Regulation.  The various states regulate the development, production, gathering, and sale of oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Reduced rates or credits may apply to certain types of wells and production methods.

In addition to production taxes, Texas and Montana each impose ad valorem taxes on oil and natural gas properties and production equipment. Wyoming and New Mexico impose an ad valorem tax on the gross value of oil and natural gas production in lieu of an ad valorem tax on the underlying oil and natural gas properties. Wyoming also imposes an ad valorem tax on production equipment. North Dakota imposes an ad valorem tax on gross oil and natural gas production in lieu of an ad valorem tax on the underlying oil and gas leases or on production equipment used on oil and gas leases.

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

ENCORE ENERGY PARTNERS LP

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

Employees

The officers of our general partner manage our operations and activities. However, neither we nor our general partner have employees. Encore Operating performs administrative services for us pursuant to an administrative services agreement. For additional information regarding the administrative services agreement, please read “Administrative Services Agreement” included in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

As of December 31, 2009, EAC had a staff of 421 persons, including 35 engineers, 18 geologists, and 13 landmen, none of which are represented by labor unions or covered by any collective bargaining agreement. We believe that EAC’s relations with its employees are satisfactory.

Principal Executive Office

Our principal executive office is located at 777 Main Street, Suite 1400, Fort Worth, Texas 76102. Our main telephone number is (817) 877-9955.

Available Information

We make available electronically, free of charge through our website (www.encoreenp.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. In addition, you may read and copy any materials that we file with the SEC at its public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information concerning the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers, like us, that file electronically with the SEC.

We have adopted a code of business conduct and ethics that applies to all directors, officers, and employees of our general partner, including the principal executive officer and principal financial officer of our general partner. The code of business conduct and ethics is available on our website. In the event that we

ENCORE ENERGY PARTNERS LP

make changes in, or provide waivers from, the provisions of this code of business conduct and ethics that the SEC or the NYSE requires us to disclose, we intend to disclose these events on our website.

The board of directors of our general partner has two standing committees: (1) audit and (2) conflicts. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. The audit committee charter, our code of business conduct and ethics, and our corporate governance guidelines are available on our website.

The information on our website or any other website is not incorporated by reference into this Report.

ENCORE ENERGY PARTNERS LP

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the information provided elsewhere in this Report. If any of the risks described below or elsewhere in this Report were actually to occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, we may be unable to pay distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If the Merger between EAC and Denbury is not completed, it could negatively affect the price of our common units and future business and operations.

There is no assurance that the Merger between EAC and Denbury will be completed. If the Merger is not completed for any reason, we and EAC may be subject to a number of risks, including the following:

•	EAC may not realize the benefits expected from the Merger, including a potentially enhanced financial and competitive position, which in turn could negatively affect our financial and competitive position; and

•	the current market price of our common units may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a decline in the market price of our common units.

Delays in competing the Merger could exacerbate uncertainties concerning the effect of the Merger, which may have an adverse effect on our business following the Merger and could defer or detract from the realization of the benefits expected to result from the Merger.

There may be substantial disruption to our business and distraction of our management and employees as a result of the Merger.

All of the executive officers of our general partner are also executive officers of EAC, and all of our employees are provided by Encore Operating, a subsidiary of EAC. There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

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

ENCORE ENERGY PARTNERS LP

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

ENCORE ENERGY PARTNERS LP

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

Oil and natural gas prices are very volatile. A decline in commodity prices could materially and adversely affect our financial condition, results of operations, liquidity, and cash flows, which may force us to reduce our distributions or cease paying distributions altogether.

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

The worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets led to an extended worldwide economic slowdown in 2008 and 2009, which is expected to continue into 2010. The slowdown in economic activity has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.

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

ENCORE ENERGY PARTNERS LP

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

An increase in the differential between benchmark prices of oil and natural gas and the wellhead price we receive could adversely affect our financial condition, results of operations, and cash flows, which could significantly reduce our cash available for distribution.

The prices that we receive for our oil and natural gas production sometimes trade at a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price we receive is called a differential. We cannot accurately predict oil and natural gas differentials. For example, the oil production from our Big Horn Basin assets has historically sold at a higher discount to NYMEX as compared to our Permian Basin assets due to competition from Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, and corresponding deep pricing discounts by regional refiners. Increases in differentials could significantly reduce our cash available for distribution and adversely affect our financial condition and results of operations.

Price declines may result in a write-down of our asset carrying values, which could have a material adverse effect on our results of operations and limit our ability to borrow funds under our revolving credit facility and make distributions.

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

Our commodity derivative contract activities could result in financial losses or could reduce our income and cash flows, which may adversely affect our ability to pay distributions to our unitholders. Furthermore, in the future, our commodity derivative contract positions may not adequately protect us from changes in commodity prices.

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

ENCORE ENERGY PARTNERS LP

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

We have oil and natural gas commodity derivative contracts covering a significant portion of our forecasted production through 2012. These contracts are intended to reduce our exposure to fluctuations in the price of oil and natural gas. After 2012, and unless we enter into new commodity derivative contracts, our exposure to oil and natural gas price volatility will increase significantly each year as our commodity derivative contracts expire. We may not be able to obtain additional commodity derivative contracts on acceptable terms, if at all. Our failure to mitigate our exposure to commodity price volatility through commodity derivative contracts could have a negative effect on our financial condition and results of operation and significantly reduce our cash flows.

The counterparties to our derivative contracts may not be able to perform their obligations to us, which could materially affect our cash flows, results of operations, and ability to make distributions.

As of December 31, 2009, we were entitled to future payments of approximately $26.3 million from counterparties under our commodity derivative contracts. The worldwide financial and credit crisis may have adversely affected the ability of these counterparties to fulfill their obligations to us. If one or more of our counterparties is unable or unwilling to make required payments to us under our commodity derivative contracts, it could have a material adverse effect on our financial condition, results of operations, and ability to make distributions.

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

Our Standardized Measure is calculated using prices and costs in effect as of the date of estimation, less future development, production, net abandonment, and income tax expenses, and discounted at 10 percent per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. The Standardized Measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

ENCORE ENERGY PARTNERS LP

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

If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could

ENCORE ENERGY PARTNERS LP

materially and adversely affect our revenue and profitability and, as a result, our ability to pay distributions to our unitholders.

Secondary and tertiary recovery techniques may not be successful, which could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

A significant portion of our production and reserves rely on secondary and tertiary recovery techniques. If production response is less than forecasted for a particular project, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing capital. Risks associated with secondary and tertiary recovery techniques include, but are not limited to, the following:

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

Higher oil and natural gas prices generally increase the demand for rigs, equipment, and crews and can lead to shortages of, and increasing costs for, development equipment, services, and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict our ability to drill the wells and conduct the operations that we have planned. Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and as a result, our cash available for distribution.

If we do not make acquisitions, our future growth, and ability to pay or increase distributions could be limited.

Acquisitions are an essential part of our growth strategy, and our ability to grow and to increase distributions to unitholders depends in part on our ability to make acquisitions that result in an increase in pro forma available cash per unit. We may be unable to make such acquisitions because we are:

•	unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	unable to obtain financing for these acquisitions on economically acceptable terms; or

•	outbid by competitors.

Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions. If we are unable to acquire properties with proved reserves, our total proved reserves could decline as a result of our production, and we will be limited in our ability to increase or possibly even to maintain our level of cash distributions. Future acquisitions could result in our incurring additional debt, contingent liabilities, and expenses, all of which could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods.

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

Even if we complete acquisitions that we believe will increase pro forma available cash per unit, these acquisitions may nevertheless result in a decrease in pro forma available cash per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies;

•	an inability to integrate the businesses we acquire successfully;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity under our revolving credit facility to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses, or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	natural disasters;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill, or other intangible assets, asset devaluation, or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would negatively affect our financial condition and results of operations and reduce our ability to make distributions to our unitholders.

We only own oil and natural gas properties and related assets. All of our assets are located in Wyoming, Montana, North Dakota, Arkansas, Texas, Oklahoma, and New Mexico. Due to our lack of diversification in asset type and location, an adverse development in the oil and natural gas business in these geographic areas would have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

ENCORE ENERGY PARTNERS LP

We depend on certain customers for a substantial portion of our sales. If these customers reduce the volumes of oil and natural gas they purchase from us, our revenues and cash available for distribution will decline to the extent we are not able to find new customers for our production.

For 2009, our largest purchaser was Marathon Oil Corporation, which accounted for 43 percent of our total sales of production. If this customer, or any other significant customer, were to reduce the production purchased from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production.

Competition in the oil and natural gas industry is intense and we may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

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

As of February 17, 2010, we had $260 million of outstanding borrowings and $115 million of borrowing capacity under our revolving credit facility. We have the ability to incur additional debt under our revolving

ENCORE ENERGY PARTNERS LP

credit facility, subject to borrowing base limitations. Our future indebtedness could have important consequences to us, including:

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

Our ability to service our indebtedness depends upon, among other things, our future financial and operating performance, which is affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. If our operating results are not sufficient to service our indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

In addition, we are not currently permitted to offset the value of our commodity derivative contracts with a counterparty against amounts that may be owed to such counterparty under our revolving credit facilities.

We are unable to predict the impact of the recent downturn in the credit markets and the resulting costs or constraints in obtaining financing on our business and financial results.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase, and it may be more difficult to obtain financing in the future. In addition, an increasing number of financial institutions have reported significant deterioration in their financial condition. If any of the financial institutions are unable to perform their obligations under our revolving credit agreements and other contracts, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected. We also face challenges relating to the impact of the disruption in the global financial markets on other parties with which we do business, such as customers and suppliers. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with us and lead to various negative effects on us, including business disruption, decreased revenues, and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on our business, results of operations, liquidity, and ability to make distributions.

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

Our ability to comply with the restrictions and covenants in our revolving credit facility in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances

ENCORE ENERGY PARTNERS LP

beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, or financial ratios in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid immediately, or we will be required to pledge other oil and natural gas properties as additional collateral.

Possible regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of refined oil products and natural gas, are examples of greenhouse gases. The U.S. Congress is considering climate-related legislation to reduce emissions of greenhouse gases. In addition, at least 20 states have developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. The EPA has adopted regulations requiring reporting of greenhouse gas emissions from certain facilities and is considering additional regulation of greenhouse gases as “air pollutants” under the CAA. Passage of climate change legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the EPA or analogous state agencies, that regulate or restrict emissions of greenhouse gases (including methane or carbon dioxide) in areas in which we conduct business could have an adverse effect our operations and the demand for oil and natural gas.

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

ENCORE ENERGY PARTNERS LP

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

Other companies operated approximately 15 percent of our properties (measured by total reserves) and approximately 60 percent of our wells as of December 31, 2009. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in development or acquisition activities and lead to unexpected future costs.

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

ENCORE ENERGY PARTNERS LP

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

Our development and exploratory drilling efforts may not be profitable or achieve our targeted returns.

Development and exploratory drilling and production activities are subject to many risks, including the risk that we will not discover commercially productive oil or natural gas reserves. In order to further our development efforts, we acquire both producing and unproved properties as well as lease undeveloped acreage that we believe will enhance our growth potential and increase our earnings over time. However, we cannot assure you that all prospects will be economically viable or that we will not be required to impair our initial investments.

In addition, there can be no assurance that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us will be productive, or that we will recover all or any portion of our investment in such unproved property or wells. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry holes, but also from wells that are productive but do not produce sufficient commercial quantities to cover the development, operating, and other costs. In addition, wells that are profitable may not meet our internal return targets, which are dependent upon the current and future market prices for oil and natural gas, costs associated with producing oil and natural gas, and our ability to add reserves at an acceptable cost.

Seismic technology does not allow us to obtain conclusive evidence that oil or natural gas reserves are present or economically producible prior to spudding a well. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects and in conducting our exploration activities. The use of seismic data and other technologies also requires greater up-front costs than development on proved properties.

Our development, exploitation, and exploration operations require substantial capital, and we may be unable to obtain needed financing on satisfactory terms.

We make and will continue to make substantial capital expenditures in development, exploitation, and exploration projects. We intend to finance these capital expenditures through operating cash flows. However, additional financing sources may be required in the future to fund our capital expenditures. Financing may not continue to be available under existing or new financing arrangements, or on acceptable terms, if at all. If additional capital resources are not available, we may be forced to curtail our development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

ENCORE ENERGY PARTNERS LP

Risks Inherent in an Investment in Us

Our general partner and its affiliates own a controlling interest in us and may have conflicts of interest with us and limited fiduciary duties to us, which may permit them to favor their own interests to the detriment of unitholders.

As of February 17, 2010, EAC owned approximately 45.7 percent of our outstanding common units and controlled our general partner, which controls us. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to EAC. Furthermore, certain directors and officers of our general partner are directors and officers of affiliates of our general partner, including EAC. Conflicts of interest may arise between EAC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires EAC or its affiliates (other than our general partner) to pursue a business strategy that favors us. EAC’s directors and officers have a fiduciary duty to make these decisions in the best interests of its shareholders, which may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as EAC and its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	EAC is not limited in its ability to compete with us and is under no obligation to offer to sell assets to us;

•	under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or its affiliates (including EAC) and no such person who acquires knowledge of a potential transaction, agreement, arrangement, or other matter that may be an opportunity for our partnership will have any duty to communicate or offer such opportunity to us;

•	the officers of our general partner who provide services to us will devote time to affiliates of our general partner and may be compensated for services rendered to such affiliates;

•	our general partner has limited its liability, reduced its fiduciary duties, and restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

•	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and cash reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	Encore Operating performs administrative services for us pursuant to an administrative services agreement under which it receives an administrative fee of $2.02 per BOE of our production for such services and reimbursement of actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

ENCORE ENERGY PARTNERS LP

•	our general partner has limited its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80 percent of our common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

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

Since an affiliate of EAC owns our general partner, it has the ability to elect all the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Since EAC also owned approximately 45.7 percent of our outstanding common units as of February 17, 2010, the public unitholders do not have the ability to influence any operating decisions and are not able to prevent us from entering into most transactions. Furthermore, the goals and objectives of EAC and our general partner relating to us may not be consistent with those of a majority of the public unitholders.

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

ENCORE ENERGY PARTNERS LP

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

The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least

ENCORE ENERGY PARTNERS LP

two-thirds of all outstanding units voting together as a single class is required to remove the general partner. As of February 17, 2010, EAC owned approximately 45.7 percent of our outstanding common units.

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

As of February 17, 2010, EAC held 20,924,055 of our common units. The sale of these units in the public markets could have an adverse impact on the price of the common units.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

As of February 17, 2010, EAC owned approximately 45.7 percent of our outstanding common units. If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable

ENCORE ENERGY PARTNERS LP

time or price and may not receive any return on their investment. Unitholders also may incur a tax liability upon a sale of their common units.

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

ENCORE ENERGY PARTNERS LP

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

Current law may change, so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. For example, we are subject to an entity-level tax, the Texas margin tax, at an effective rate of up to 0.7 percent on the portion of our income that is apportioned to Texas. Imposition of such a tax on us by Texas or any other state will reduce the cash available for distribution to unitholders.

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

ENCORE ENERGY PARTNERS LP

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

We prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Our counsel is unable to opine as to the validity of this method under applicable Treasury regulations. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

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

ENCORE ENERGY PARTNERS LP

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Montana, North Dakota, Texas, New Mexico, Oklahoma, Arkansas, and Wyoming. Of those states, Texas and Wyoming do not impose a state income tax on individuals. We may own property or conduct business in other states or foreign countries in the future. It is the unitholders’ responsibility to file all federal, state, and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

The sale or exchange of 50 percent or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year and require a unitholder who uses a different taxable year than us to include more than twelve months of our taxable income or loss in his taxable income for the year of our termination.

ENCORE ENERGY PARTNERS LP

The amount of taxable income or loss allocable to each unitholder depends in part upon values that we periodically determine for our outstanding equity interests and our assets in order to comply with federal income tax law. The IRS may challenge our determinations of these values, which could adversely affect the value of our units.

Federal income tax law requires us to periodically determine the value of our assets and to calculate the amount of taxable income or loss allocable to each partner based in part upon these values. We determine these asset values and allocations in part by reference to values that we determine for our outstanding equity interests. The IRS may challenge our valuations and related allocations. A successful IRS challenge to these valuations or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of units and could have a negative impact on the value of the units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Changes to current federal tax laws may affect unitholders’ ability to take certain tax deductions.

Substantive changes to the existing federal income tax laws have been proposed that, if adopted, would affect, among other things, the ability to take certain operations-related deductions, including deductions for intangible drilling and percentage depletion, and deductions for United States production activities. We are unable to predict whether any changes, or other proposals to such laws, ultimately will be enacted. Any such changes could negatively impact the value of an investment in our units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to ongoing legal proceedings in the ordinary course of business. Our general partner’s management does not believe the result of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, liquidity, or ability to pay distributions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of unitholders during the fourth quarter of 2009.

ENCORE ENERGY PARTNERS LP

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the symbol “ENP.” The following table sets forth high and low sales prices of our common units and cash distributions to our common unitholders for the periods indicated:

			Cash Distribution
			Declared per
2009	High	Low	Common Unit	Date Paid

Quarter ended December 31	$20.97	$15.66	$0.5375	2/12/2010
Quarter ended September 30	$17.27	$12.61	$0.5375	11/13/2009
Quarter ended June 30	$18.62	$12.75	$0.5125	8/14/2009
Quarter ended March 31	$16.91	$11.06	$0.5000	5/15/2009

2008
Quarter ended December 31	$22.10	$8.34	$0.5000	2/13/2009
Quarter ended September 30	$28.73	$18.08	$0.6600	11/14/2008
Quarter ended June 30	$28.50	$18.80	$0.6881	8/14/2008
Quarter ended March 31	$21.50	$17.92	$0.5755	5/15/2008

On February 17, 2010, the closing sales price of our common units as reported by the NYSE was $20.20 per unit and we had approximately 11 unitholders of record. This number does not include owners for whom common units may be held in “street” name.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common units during the fourth quarter of 2009.

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

ENCORE ENERGY PARTNERS LP

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

The following table shows selected historical financial data for the periods and as of the periods indicated. The selected historical financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 is derived from our audited financial statements. The selected historical financial data as of December 31, 2007, 2006, and 2005 and for the years ended December 31, 2006 and 2005 is derived from unaudited financial statements.

The following selected consolidated financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”:

	Year Ended December 31,(a)
	2009	2008	2007	2006	2005
	(In thousands, except per unit amounts)

Consolidated Statements of Operations Data:
Revenues:
Oil	$127,611	$226,613	$135,546	$40,900	$22,832
Natural gas	22,428	53,944	39,119	40,461	52,631
Marketing(b)	478	5,324	8,582	—	—

Total revenues	150,517	285,881	183,247	81,361	75,463

Expenses:
Production:
Lease operating	41,676	44,752	33,980	14,094	8,594
Production, ad valorem, and severance taxes	16,099	28,147	17,712	7,026	5,584
Depletion, depreciation, and amortization	56,757	57,537	47,494	14,697	11,880
Exploration	3,132	196	126	22	312
General and administrative(c)	11,375	16,605	15,245	3,471	2,567
Marketing(b)	302	5,466	6,673	—	—
Derivative fair value loss (gain)(d)	47,464	(96,880)	26,301	—	—
Other operating	3,099	1,670	1,426	1,318	1,374

Total expenses	179,904	57,493	148,957	40,628	30,311

Operating income (loss)	(29,387)	228,388	34,290	40,733	45,152

Other income (expenses):
Interest(e)	(10,974)	(6,969)	(12,702)	—	—
Other	46	99	196	—	—

Total other expenses	(10,928)	(6,870)	(12,506)	—	—

Income (loss) before income taxes	(40,315)	221,518	21,784	40,733	45,152
Income tax provision	(14)	(762)	(78)	(260)	(27)

Net income (loss)	$(40,329)	$220,756	$21,706	$40,473	$45,125

Net income (loss) allocation(f):
Limited partners’ interest in net income (loss)	$(39,913)	$163,070	$(18,877)

General partner’s interest in net income (loss)	$(592)	$2,648	$(394)

Net income (loss) per common unit(f):
Basic	$(1.01)	$5.33	$(0.79)
Diluted	$(1.01)	$5.21	$(0.79)
Weighted average common units outstanding(f):
Basic	39,366	30,568	23,877
Diluted	39,366	31,938	23,877
Cash distributions declared per common unit	$2.0500	$2.3111	$0.0530

ENCORE ENERGY PARTNERS LP

	Year Ended December 31,(a)
	2009	2008	2007	2006	2005
	(In thousands, except per unit amounts)

Total Production Volumes:
Oil (Bbls)	2,337	2,533	2,232	684	437
Natural gas (Mcf)	6,097	6,219	5,751	5,990	6,639
Combined (BOE)	3,353	3,570	3,190	1,683	1,544
Average Realized Prices:
Oil ($/Bbl)	$54.61	$89.45	$60.74	$59.78	$52.20
Natural gas ($/Mcf)	3.68	8.67	6.80	6.76	7.93
Combined ($/BOE)	44.75	78.59	57.44	48.36	48.88
Average Expenses per BOE:
Lease operating	$12.43	$12.54	$10.65	$8.38	$5.57
Production, ad valorem, and severance taxes	4.80	7.88	5.55	4.18	3.62
Depletion, depreciation, and amortization	16.93	16.12	14.89	8.74	7.70
Exploration	0.93	0.05	0.04	0.01	0.20
General and administrative(c)	3.39	4.65	4.78	2.06	1.66
Derivative fair value loss (gain)(d)	14.16	(27.14)	8.24	—	—
Other operating	0.92	0.47	0.45	0.78	0.89
Marketing, net of revenues(b)	(0.05)	0.04	—	—	—
Consolidated Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities	$114,970	$189,235	$73,369	$62,031	$50,530
Investing activities	(41,085)	(42,333)	(524,772)	(8,836)	(104,480)
Financing activities	(72,750)	(146,286)	451,406	(53,195)	53,950

	As of December 31,(a)
	2009	2008	2007	2006	2005
	(In thousands)

Proved Reserves:
Oil (Bbls)	28,930	27,278	35,228	9,073	8,992
Natural gas (Mcf)	84,699	78,011	83,238	76,824	85,712
Combined (BOE)	43,047	40,280	49,101	21,877	23,277
Consolidated Balance Sheets Data:
Working capital	$15,558	$71,563	$9,439	$3,128	$10,174
Total assets	719,651	813,313	749,144	211,287	222,432
Long-term debt	255,000	150,000	47,500	—	—
Partners’/Owner’s equity	406,004	619,351	640,066	197,810	210,352

(a)	In March 2007, we acquired certain oil and natural gas properties and related assets in the Elk Basin of Wyoming and Montana. The operating results of these properties are included with ours from the date of acquisition forward.

(b)	In conjunction with our Elk Basin acquisition in March 2007, we acquired a crude oil pipeline and a natural gas pipeline. Prior to March 2007, we had no marketing activities and, therefore, no marketing revenues and expenses.

(c)	As a result of becoming a publicly traded entity in September 2007, we incur additional expenses such as fees associated with annual and quarterly reports to unitholders, tax returns, Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. In addition, Encore Operating receives a fee based on our production for performing our administrative services, and receives reimbursement of actual third-party expenses incurred on our behalf.

(d)	In conjunction with our Elk Basin acquisition in March 2007, EAC contributed floor contracts to us and we have subsequently purchased additional derivative contracts based on our risk management strategy.

ENCORE ENERGY PARTNERS LP

Prior to March 2007, we had no derivative contracts and, therefore, no derivative fair value gains or losses.

(e)	In conjunction with our Elk Basin acquisition in March 2007, we entered into two credit agreements. Prior to March 2007, we had no indebtedness and, therefore, no interest expense.

(f)	Prior to the closing of our initial public offering in September 2007, EAC owned all of our general and limited partner interests, with the exception of management incentive units owned by certain executive officers of our general partner. Accordingly, earnings per unit is not presented for periods prior to our initial public offering.

ENCORE ENERGY PARTNERS LP

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:

•	Overview of Business

•	2009 Highlights

•	Results of Operations

—	Comparison of 2009 to 2008

—	Comparison of 2008 to 2007

•	Capital Commitments, Capital Resources, and Liquidity

•	Changes in Prices

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements

•	Information Concerning Forward-Looking Statements

Overview of Business

We are a Delaware limited partnership formed by EAC to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Our primary business objective is to make quarterly cash distributions to our unitholders at our current distribution rate and, over time, increase our quarterly cash distributions.

As previously discussed, on October 31, 2009, EAC, the ultimate parent of our general partner, entered into the Merger Agreement with Denbury, pursuant to which EAC will merge with and into Denbury, with Denbury as the surviving entity. The Merger Agreement, which was unanimously approved by EAC’s Board of Directors and by Denbury’s Board of Directors, provides for Denbury’s acquisition of all of the issued and outstanding shares of EAC common stock. EAC and Denbury expect to complete the Merger during the first quarter of 2010, although completion by any particular date cannot be assured.

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

ENCORE ENERGY PARTNERS LP

under a subordinated credit agreement with EAP Operating, LLC, a wholly owned subsidiary of EAC, and reduce outstanding indebtedness under our revolving credit facility.

Upon the closing of our IPO, Encore Operating contributed certain oil and natural gas properties and related assets in the Permian Basin in West Texas (the “Permian Basin Assets”) to us. The Permian Basin Assets are considered our predecessor and therefore, our historical results of operations include the results of operations of the Permian Basin Assets for all periods presented. In March 2007, we acquired certain oil and natural gas properties and related assets in the Elk Basin in Wyoming and Montana (the “Elk Basin Assets”) from an independent energy company. The results of operations of the Elk Basin Assets have been included with ours from the date of acquisition forward.

In February 2008, we acquired the Permian and Williston Basin Assets from Encore Operating. In January 2009, we acquired the Arkoma Basin Assets from Encore Operating. In June 2009, we acquired the Williston Basin Assets from Encore Operating. In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and our historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, our consolidated financial statements reflect our historical results combined with those of the Permian and Williston Basin Assets, the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets.

At December 31, 2009, our oil and natural gas properties had estimated total proved reserves of 28.9 MMBbls of oil and 84.7 Bcf of natural gas, based on 2009 12-month average market prices of $61.18 per Bbl of oil and $3.83 per Mcf of natural gas. On a BOE basis, our proved reserves were 43.0 MMBOE at December 31, 2009, of which approximately 67 percent was oil, approximately 92 percent was proved developed, and approximately eight percent was proved undeveloped.

Our financial results and ability to generate cash depend upon many factors, particularly the price of oil and natural gas. Average NYMEX prices deteriorated significantly in 2009. Our oil wellhead differentials to NYMEX deteriorated slightly in 2009 as we realized 88 percent of the average NYMEX oil price, as compared to 90 percent in 2008. Our natural gas wellhead differentials to NYMEX deteriorated slightly in 2009 as we realized 92 percent of the average NYMEX natural gas price in 2009, as compared to 96 percent in 2008. Commodity prices are influenced by many factors that are outside our control. We cannot accurately predict future commodity prices. For this reason, we attempt to mitigate commodity price risk by entering into commodity derivative contracts for a portion of our forecasted production. For a discussion of factors that influence commodity prices and risks associated with our commodity derivative contracts, please read “Item 1A. Risk Factors.”

2009 Highlights

Our financial and operating results for 2009 included the following:

•	In August, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash.

•	In July, we issued 9,430,000 common units at a price to the public of $14.30 per common unit. We used the net proceeds of approximately $129.2 million to fund a portion of the purchase price of the Rockies and Permian Basin Assets.

•	In June, we acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash.

•	In May, we acquired certain natural gas properties in the Vinegarone Field in Val Verde County, Texas (the “Vinegarone Assets”) from an independent energy company for approximately $27.5 million in

ENCORE ENERGY PARTNERS LP

cash. Our historical results of operations, reserve data, and other operating and financial information only include information related to the Vinegarone Assets from the date of acquisition forward.

•	In May, we issued 2,760,000 common units at a price to the public of $15.60 per common unit. We used the net proceeds of approximately $40.9 million to fund the purchase price of the Vinegarone Assets and a portion of the purchase price of the Williston Basin Assets.

•	In January, we acquired the Arkoma Basin Assets from Encore Operating for approximately $46.4 million in cash.

•	We invested $40.7 million in oil and natural gas activities, of which $8.4 million was invested in development, exploitation, and exploration activities, yielding 15 gross (1.8 net) productive wells, and $32.3 million was invested in acquisitions, primarily related to our Vinegarone Assets.

Results of Operations

Comparison of 2009 to 2008

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Year Ended December 31,		Decrease
	2009	2008	$	%

Revenues (in thousands):
Oil	$127,611	$226,613	$(99,002)	(44)%
Natural gas	22,428	53,944	(31,516)	(58)%

Total oil and natural gas revenues	150,039	280,557	(130,518)	(47)%
Marketing	478	5,324	(4,846)	(91)%

Total revenues	$150,517	$285,881	$(135,364)	(47)%

Averaged realized prices:
Oil ($/Bbl)	$54.61	$89.45	$(34.84)	(39)%
Natural gas ($/Mcf)	$3.68	$8.67	$(4.99)	(58)%
Combined ($/BOE)	$44.75	$78.59	$(33.84)	(43)%
Total production volumes:
Oil (MBbls)	2,337	2,533	(196)	(8)%
Natural gas (MMcf)	6,097	6,219	(122)	(2)%
Combined (MBOE)	3,353	3,570	(217)	(6)%
Average daily production volumes:
Oil (Bbls/D)	6,402	6,922	(520)	(8)%
Natural gas (Mcf/D)	16,703	16,991	(288)	(2)%
Combined (BOE/D)	9,186	9,754	(568)	(6)%
Average NYMEX prices:
Oil (per Bbl)	$61.95	$99.75	$(37.80)	(38)%
Natural gas (per Mcf)	$3.99	$9.04	$(5.05)	(56)%

Oil revenues decreased 44 percent from $226.6 million in 2008 to $127.6 million in 2009 as a result of a $34.84 per Bbl decrease in our average realized oil price and a 196 MBbls decrease in our oil production volumes. Our lower average realized oil price decreased oil revenues by approximately $81.4 million and was primarily due to a lower average NYMEX price, which decreased from $99.75 per Bbl in 2008 to $61.95 per

ENCORE ENERGY PARTNERS LP

Bbl in 2009. Our lower oil production volumes decreased oil revenues by approximately $17.6 million and was primarily due to natural production declines in our Elk Basin field.

Natural gas revenues decreased 58 percent from $53.9 million in 2008 to $22.4 million in 2009 as a result of a $4.99 per Mcf decrease in our average realized natural gas price and a 122 MMcf decrease in our natural gas production volumes. Our lower average realized natural gas price decreased natural gas revenues by approximately $30.5 million and was primarily due to a lower average NYMEX price, which decreased from $9.04 per Mcf in 2008 to $3.99 per Mcf in 2009. Our lower natural gas production volumes decreased natural gas revenues by approximately $1.1 million and was primarily due to natural production declines in our Crockett County properties.

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Year Ended December 31,
	2009	2008

Average realized oil price ($/Bbl)	$54.61	$89.45
Average NYMEX ($/Bbl)	$61.95	$99.75
Differential to NYMEX	$(7.34)	$(10.30)
Average realized oil price to NYMEX percentage	88%	90%
Average realized natural gas price ($/Mcf)	$3.68	$8.67
Average NYMEX ($/Mcf)	$3.99	$9.04
Differential to NYMEX	$(0.31)	$(0.37)
Average realized natural gas price to NYMEX percentage	92%	96%

Our average realized oil price as a percentage of the average NYMEX was 88 percent for 2009 as compared to 90 percent for 2008.

Our average realized natural gas price as a percentage of the average NYMEX price was 92 percent for 2009 as compared to 96 percent for 2008. The natural gas index prices related to our West Texas natural gas contracts widened in their relationship to NYMEX causing a larger differential in 2009.

Marketing revenues decreased 91 percent from $5.3 million in 2008 to $0.5 million in 2009 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ENERGY PARTNERS LP

Expenses.  The following table summarizes our expenses for the periods indicated:

	Year Ended December 31,		Increase/ (Decrease)
	2009	2008	$	%

Expenses (in thousands):
Production:
Lease operating	$41,676	$44,752	$(3,076)
Production, ad valorem, and severance taxes	16,099	28,147	(12,048)

Total production expenses	57,775	72,899	(15,124)	(21)%
Other:
Depletion, depreciation, and amortization	56,757	57,537	(780)
Exploration	3,132	196	2,936
General and administrative	11,375	16,605	(5,230)
Marketing	302	5,466	(5,164)
Derivative fair value loss (gain)	47,464	(96,880)	144,344
Other operating	3,099	1,670	1,429

Total operating	179,904	57,493	122,411	213%
Interest	10,974	6,969	4,005
Income tax provision	14	762	(748)

Total expenses	$190,892	$65,224	$125,668	193%

Expenses (per BOE):
Production:
Lease operating	$12.43	$12.54	$(0.11)
Production, ad valorem, and severance taxes	4.80	7.88	(3.08)

Total production expenses	17.23	20.42	(3.19)	(16)%
Other:
Depletion, depreciation, and amortization	16.93	16.12	0.81
Exploration	0.93	0.05	0.88
General and administrative	3.39	4.65	(1.26)
Marketing	0.09	1.53	(1.44)
Derivative fair value loss (gain)	14.16	(27.14)	41.30
Other operating	0.92	0.47	0.45

Total operating	53.65	16.10	37.55	233%
Interest	3.27	1.95	1.32
Income tax provision	—	0.21	(0.21)

Total expenses	$56.92	$18.26	$38.66	212%

Production expenses.  Total production expenses decreased 21 percent from $72.9 million in 2008 to $57.8 million in 2009. Our production margin decreased 125 percent from $207.7 million in 2008 to $92.3 million in 2009. Total oil and natural gas wellhead revenues per BOE decreased by 43 percent and total production expenses per BOE decreased by 16 percent. On a per BOE basis, our production margin decreased 108 percent to $27.52 per BOE in 2009 as compared to $58.17 per BOE in 2008.

ENCORE ENERGY PARTNERS LP

Production expense attributable to LOE decreased $3.1 million from $44.8 million in 2008 to $41.7 million in 2009 as a result of a lower production volumes and a $0.11 decrease in the per BOE rate. Our lower production volumes decreased LOE by approximately $2.7 million. Our lower average LOE per BOE rate decreased LOE by approximately $0.3 million and was primarily due to lower prices paid to oilfield service companies and suppliers and decreases in natural gas prices resulting in lower electricity costs and gas plant fuel costs.

Production expense attributable to production taxes decreased $12.0 million from $28.1 million in 2008 to $16.1 million in 2009 primarily due to lower wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production taxes increased to 10.7 percent in 2009 as compared to 10.0 percent in 2008 primarily due to higher ad valorem taxes, which are based on production volumes as opposed to a percentage of wellhead revenues.

Depletion, depreciation, and amortization (“DD&A”) expense.  DD&A expense decreased $0.8 million from $57.5 million in 2008 to $56.8 million in 2009, as a result of a 217 MBOE decrease in production volumes, partially offset by a $0.81 increase in the per BOE rate. Our lower production volumes decreased DD&A expense by approximately $3.5 million. Our higher average DD&A per BOE rate increased DD&A expense by approximately $2.7 million and was primarily due to the decrease in our proved reserves at the beginning of 2009 as a result of lower average commodity prices.

Exploration expense.  Exploration expense increased $2.9 million from $0.2 million in 2008 to $3.1 million in 2009. During 2009, we expensed 1.0 net exploratory dry hole totaling $3.0 million. No dry holes were expensed in 2008.

General and administrative (“G&A”) expense.  G&A expense decreased $5.2 million from $16.6 million in 2008 to $11.4 million 2009 primarily due to a decrease in non-cash equity-based compensation expense.

Marketing expense.  Marketing expense decreased $5.2 million from $5.5 million in 2008 to $0.3 million in 2008 as a result of a reduction in natural gas throughput in our Wildhorse pipeline. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

Derivative fair value loss (gain).  During 2009, we recorded a $47.5 million derivative fair value loss as compared to a $96.9 million derivative fair value gain in 2008, the components of which were as follows:

	Year Ended December 31,		Increase /
	2009	2008	(Decrease)
	(In thousands)

Ineffectiveness	$2	$372	$(370)
Mark-to-market loss (gain)	94,438	(101,595)	196,033
Premium amortization	23,245	8,936	14,309
Settlements	(70,221)	(4,593)	(65,628)

Total derivative fair value loss (gain)	$47,464	$(96,880)	$144,344

Interest expense.  Interest expense increased $4.0 million from $7.0 million in 2008 to $11.0 million in 2009 primarily due to higher weighted average outstanding borrowings under our revolving credit facility and an increase in LIBOR. Our weighted average interest rate for 2009 was 5.0 percent as compared to 4.8 percent for 2008.

ENCORE ENERGY PARTNERS LP

Comparison of 2008 to 2007

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Year Ended December 31,		Increase/ (Decrease)
	2008	2007	$	%

Revenues (in thousands):
Oil	$226,613	$135,546	$91,067	67%
Natural gas	53,944	39,119	14,825	38%

Total oil and natural gas revenues	280,557	174,665	105,892	61%
Marketing	5,324	8,582	(3,258)	(38)%

Total revenues	$285,881	$183,247	$102,634	56%

Averaged realized prices:
Oil ($/Bbl)	$89.45	$60.74	$28.71	47%
Natural gas ($/Mcf)	$8.67	$6.80	$1.87	28%
Combined ($/BOE)	$78.59	$54.75	$23.84	44%
Total production volumes:
Oil (MBbls)	2,533	2,232	301	13%
Natural gas (MMcf)	6,219	5,751	468	8%
Combined (MBOE)	3,570	3,190	380	12%
Average daily production volumes:
Oil (Bbl/D)	6,922	6,114	808	13%
Natural gas (Mcf/D)	16,991	15,756	1,235	8%
Combined (BOE/D)	9,754	8,740	1,014	12%
Average NYMEX prices:
Oil (per Bbl)	$99.75	$72.45	$27.30	38%
Natural gas (per Mcf)	$9.04	$6.86	$2.18	32%

Oil revenues increased 67 percent from $135.5 million in 2007 to $226.6 million in 2008 as a result of higher average realized oil prices, which increased oil revenues by approximately $72.7 million, and higher oil production volumes of 301 MBbls, which increased oil revenues by approximately $18.3 million. Our average realized oil price increased $28.71 per Bbl from 2007 to 2008 primarily as a result of the increase in the average NYMEX price from $72.45 per Bbl for 2007 to $99.75 per Bbl for 2008. The increase in oil production volumes was primarily due to a full year of production from our Elk Basin Assets, which were acquired in March 2007. For 2008, approximately 49 percent of our oil production was from our Elk Basin Assets.

Natural gas revenues increased 38 percent from $39.1 million in 2007 to $53.9 million in 2008 as a result of higher average realized natural gas prices, which increased natural gas revenues by approximately $11.6 million, and higher natural gas production volumes of 468 MMcf, which increased natural gas revenues by approximately $3.2 million. Our average realized natural gas price increased $1.87 per Mcf from 2007 to 2008 primarily as a result of the increase in the average NYMEX price from $6.86 per Mcf for 2007 to $9.04 per Mcf for 2008. The increase in natural gas production volumes was primarily due to wells drilled in the Permian Basin during the second half of 2007 and the first half of 2008.

ENCORE ENERGY PARTNERS LP

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated:

	Year Ended December 31,
	2008	2007

Average realized oil price ($/Bbl)	$89.45	$60.74
Average NYMEX ($/Bbl)	$99.75	$72.45
Differential to NYMEX	$(10.30)	$(11.71)
Average realized oil price to NYMEX percentage	90%	84%
Average realized natural gas price ($/Mcf)	$8.67	$6.80
Average NYMEX ($/Mcf)	$9.04	$6.86
Differential to NYMEX	$(0.37)	$(0.06)
Average realized natural gas price to NYMEX percentage	96%	99%

Our average realized oil price as a percentage of the average NYMEX price improved to 90 percent for 2008 from 84 percent for 2007 as a result of improved pricing in the Rocky Mountain area. Our average realized natural gas price as a percentage of the average NYMEX price deteriorated slightly to 96 percent for 2008 from 99 percent for 2007.

Marketing revenues decreased 38 percent from $8.6 million in 2007 to $5.3 million in 2008 primarily as a result of a reduction in natural gas throughput in our Wildhorse pipeline. In March 2007, ENP acquired a natural gas pipeline from Anadarko as part of the Big Horn Basin asset acquisition. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

ENCORE ENERGY PARTNERS LP

Expenses.  The following table summarizes our expenses for the periods indicated:

			Increase/
	Year Ended December 31,		(Decrease)
	2008	2007	$	%

Expenses (in thousands):
Production:
Lease operating	$44,752	$33,980	$10,772
Production, ad valorem, and severance taxes	28,147	17,712	10,435

Total production expenses	72,899	51,692	21,207	41%
Other:
Depletion, depreciation, and amortization	57,537	47,494	10,043
Exploration	196	126	70
General and administrative	16,605	15,245	1,360
Marketing	5,466	6,673	(1,207)
Derivative fair value loss (gain)	(96,880)	26,301	(123,181)
Other operating	1,670	1,426	244

Total operating	57,493	148,957	(91,464)	(61)%
Interest	6,969	12,702	(5,733)
Income tax provision	762	78	684

Total expenses	$65,224	$161,737	$(96,513)	(60)%

Expenses (per BOE):
Production:
Lease operating	$12.54	$10.65	$1.89
Production, ad valorem, and severance taxes	7.88	5.55	2.33

Total production expenses	20.42	16.20	4.22	26%
Other:
Depletion, depreciation, and amortization	16.12	14.89	1.23
Exploration	0.05	0.04	0.01
General and administrative	4.65	4.78	(0.13)
Marketing	1.53	2.09	(0.56)
Derivative fair value loss	(27.14)	8.24	(35.38)
Other operating	0.47	0.45	0.02

Total operating	16.10	46.69	(30.59)	(66)%
Interest	1.95	3.98	(2.03)
Income tax provision	0.21	0.02	0.19

Total expenses	$18.26	$50.69	$(32.43)	(64)%

Production expenses.  Total production expenses increased 41 percent from $51.7 million in 2007 to $72.9 million in 2008 as a result of higher production volumes and an increase in the per BOE rate. Our production margin increased by $84.7 million (69 percent) to $207.7 million for 2008 as compared to $123.0 million for 2007. On a per BOE basis, our production margin increased 51 percent to $58.17 per BOE for 2008 as compared to $38.55 per BOE for 2007. Total oil and natural gas revenues per BOE increased by 44 percent while total production expenses per BOE increased by 26 percent.

ENCORE ENERGY PARTNERS LP

Production expense attributable to LOE increased $10.8 million from $34.0 million in 2007 to $44.8 million in 2008 as a result of a $1.89 increase in the average per BOE rate, which contributed approximately $6.8 million of additional LOE, and an increase in production volumes, which contributed approximately $4.0 million of additional LOE. The increase in our average LOE per BOE rate was primarily due to the increase in natural gas prices and increases in prices paid to oilfield service companies and suppliers. In West Texas, the higher gas prices increased the electrical rates charged to our producing properties, and at the Elk Basin gas plant, the charges associated with the fuel gas were also higher.

Production taxes increased $10.4 million from $17.7 million in 2007 to $28.1 million in 2008 primarily due to higher wellhead revenues. As a percentage of wellhead revenues, production taxes remained approximately constant at 10.0 percent for 2008 as compared to 10.1 percent in 2007.

DD&A expense.  DD&A expense increased $10.0 million from $47.5 million in 2007 to $57.5 million in 2008 as a result of higher production volumes, which contributed approximately $5.7 million of additional DD&A expense, and an increase in the per BOE rate of $1.23, which contributed approximately $4.4 million of additional DD&A expense. The increase in our average DD&A per BOE rate was primarily due to higher costs incurred resulting from increases in rig rate, pipe costs, and acquisition costs, and the decrease in our total proved reserves to 40.3 MMBOE as of December 31, 2008 as compared to 49.1 MMBOE as of December 31, 2007.

G&A expense.  G&A expense increased $1.4 million from $15.2 million in 2007 to $16.6 million primarily due to a higher per BOE rate allocated by EAC to the Rockies and Permian Basin Operations than our historical per BOE rate.

Marketing expense.  Marketing expense decreased $1.2 million from $6.7 million in 2007 to $5.5 million in 2008 as a result of a reduction in natural gas throughput in our Wildhorse pipeline. In March 2007, ENP acquired a natural gas pipeline from Anadarko as part of the Big Horn Basin asset acquisition. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets.

Derivative fair value loss (gain).  During 2008, we recorded a $96.9 million derivative fair value gain as compared to a $26.3 million loss in 2007, the components of which were as follows:

	Year Ended December 31,		Increase /
	2008	2007	(Decrease)
	(In thousands)

Ineffectiveness	$372	$—	$372
Mark-to-market loss (gain)	(101,595)	23,470	(125,065)
Premium amortization	8,936	4,073	4,863
Settlements	(4,593)	(1,242)	(3,351)

Total derivative fair value loss (gain)	$(96,880)	$26,301	$(123,181)

Interest expense.  Interest expense decreased $5.7 million from $12.7 million in 2007 to $7.0 million in 2009, primarily due to (1) the use of net proceeds from our IPO to reduce weighted average outstanding borrowings on our revolving credit facility and subordinated credit agreement, (2) a reduction in LIBOR, and (3) our use of interest rate swaps to fix the rate on a portion of outstanding borrowings on our revolving credit facility. Our weighted average interest rate for 2008 was 4.8 percent as compared to 8.9 percent for 2007.

Capital Commitments, Capital Resources, and Liquidity

Capital commitments.  Our primary uses of cash are:

•	Distributions to unitholders;

•	Development, exploitation, and exploration of oil and natural gas properties;

ENCORE ENERGY PARTNERS LP

•	Acquisitions of oil and natural gas properties;

•	Funding of working capital; and

•	Contractual obligations.

Distributions to unitholders.  Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in the partnership agreement). Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs. During 2009, 2008, and 2007, we distributed $81.7 million, $74.4 million, and $1.3 million, respectively, to our unitholders.

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

Development, exploitation, and exploration of oil and natural gas properties.  The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Development and exploitation	$7,197	$31,450	$21,277
Exploration	1,223	8,223	10,000

Total	$8,420	$39,673	$31,277

Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for 2009 yielded 9 gross (1.2 net) productive wells and no dry holes. Our exploration expenditures primarily relate to drilling exploratory wells, seismic costs, delay rentals, and geological and geophysical costs. Our exploration capital for 2009 yielded 6 gross (0.6 net) productive wells and 1 gross (1.0 net) dry hole. Please read “Items 1 and 2. Business and Properties — Development Results” for a description of the areas in which we drilled wells during 2009.

Acquisitions of oil and natural gas properties and leasehold acreage.  The following table summarizes our costs incurred related to oil and natural gas property acquisitions for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Acquisitions of proved property	$32,265	$5,940	$498,057
Acquisitions of leasehold acreage	1	—	105

Total	$32,266	$5,940	$498,162

In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash. In June 2009, we acquired the Williston Basin Assets from Encore

ENCORE ENERGY PARTNERS LP

Operating for approximately $25.2 million in cash. In January 2009, we acquired the Arkoma Basin Assets from Encore Operating for approximately $46.4 million in cash. In February 2008, we acquired the Permian and Williston Basin Assets from Encore Operating for total consideration of approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating carrying value and our historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating.

In May 2009, we acquired the Vinegarone Assets from an independent energy company for approximately $27.5 million in cash. In May 2008, we acquired an existing net profits interest in certain of our proved properties in the Permian Basin in West Texas from an independent energy company for 283,700 ENP common units, which were valued at approximately $5.8 million at the time of the acquisition. In March 2007, we acquired the Elk Basin Assets from an independent energy company for approximately $330.7 million in cash. Also in March 2007, we acquired certain properties in the Gooseberry field for approximately $62.9 million. In April 2007, we acquired certain properties in the Williston Basin for approximately $102.0 million. The Gooseberry and Williston Basin properties were acquired from EAC and, as the acquisition was accounted for as a transaction between entities under common control, the purchase price of the properties are shown in the period the properties were originally purchased by EAC.

Funding of working capital.  As of December 31, 2009 and 2008, our working capital (defined as total current assets less total current liabilities) was $15.6 million and $71.6 million, respectively. The decrease was primarily due to higher oil prices at December 31, 2009 as compared to December 31, 2008, which negatively impacted the fair value of our outstanding oil derivative contracts.

For 2010, we expect working capital to remain positive primarily due to the fair value of our outstanding commodity derivative contracts. We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital. Our operating cash flow is determined in large part by production volumes and commodity prices. Given our current commodity derivative contracts, assuming relatively stable commodity prices and constant production volumes, our operating cash flow should remain positive for 2010.

Our capital expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow and availability under our revolving credit facility.

Off-balance sheet arrangements.  We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.

ENCORE ENERGY PARTNERS LP

Contractual obligations.  The following table provides our contractual obligations and commitments at December 31, 2009:

	Payments Due by Period
Contractual Obligations and Commitments	Total	2010	2011 - 2012	2013 - 2014	Thereafter
	(In thousands)

Revolving credit facility(a)	$270,908	$7,070	$263,838	$—	$—
Commodity derivative contracts(b)	9,635	—	9,635	—	—
Interest rate swaps(c)	3,669	3,320	349	—	—
Development commitments(d)	1,536	1,536	—	—	—
Operating leases and commitments(e)	1,888	687	1,201	—	—
Asset retirement obligations(f)	43,475	573	1,147	1,160	40,595

Total	$331,111	$13,186	$276,170	$1,160	$40,595

(a)	Includes principal and projected interest payments. Please read Note 6 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term debt.

(b)	At December 31, 2009, our commodity derivative contracts were in a net asset position. Please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative contracts.

(c)	Represents net liabilities for interest rate swaps, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our interest rate swaps.

(d)	Represents authorized purchases for work in process. Also at December 31, 2009, we had $18.3 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table, but are budgeted for and expected to be made unless circumstances change.

(e)	Represents equipment obligations that have non-cancelable lease terms in excess of one year. Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our operating leases.

(f)	Represents the undiscounted future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal at the end of field life. Please read Note 5 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

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

ENCORE ENERGY PARTNERS LP

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we acquire any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and our general partner, with the approval of the conflicts committee of the board of directors of our general partner.

Capital resources

Cash flows from operating activities.  Cash provided by operating activities decreased $74.2 million from $189.2 million in 2008 to $115.0 million in 2009, primarily due to a decrease in our production margin, partially offset by decreased settlements on our commodity derivative contracts as a result of lower average oil prices in 2009 as compared to 2008. Cash provided by operating activities increased $115.8 million from $73.4 million in 2007 to $189.2 million in 2007, primarily due to an increase in our production margin, partially offset by increased settlements on our commodity derivative contracts as a result of higher commodity prices in the first half of 2008.

Cash flows from investing activities.  Cash used in investing activities decreased $1.2 million from $42.3 million in 2008 to $41.1 million in 2009, primarily due to a $32.8 million decrease in amounts paid to develop oil and natural gas properties, partially offset by a $31.7 million increase in amounts paid to acquire oil and natural gas properties, namely the Vinegarone Assets.

Cash used in investing activities decreased $482.5 million from $524.8 million in 2007 to $42.3 million in 2008, primarily due to a $495.0 million decrease in amounts paid for the acquisition of oil and natural gas properties, partially offset by a $12.8 million increase in amounts paid to develop oil and natural gas properties. In March 2007, we acquired the Elk Basin Assets for approximately $330.7 million. Also in March 2007, we acquired certain properties in the Gooseberry field for approximately $62.9 million. In April 2007, we acquired certain properties in the Williston Basin for approximately $102.0 million. The Gooseberry and Williston Basin properties were acquired from EAC and, as the acquisition was accounted for as a transaction between entities under common control, the purchase price of the properties are shown in the period the properties were originally purchased by EAC.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt, distributions to unitholders, and issuances of our common units. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.

During 2009, we used net cash of $72.8 million in financing activities, including $251.2 million in deemed distributions to affiliates in connection with acquisitions and $81.7 million in distributions to unitholders, partially offset by $170.1 million net proceeds from the issuance of our common units and net borrowings of $105 million under our revolving credit facility. Net borrowings on our revolving credit facility resulted in an increase in outstanding borrowings under our revolving credit facility from $150 million at December 31, 2008 to $255 million at December 31, 2009.

During 2008, we used net cash of $146.3 million in financing activities, including $125.0 million in deemed distributions to affiliates in connection with our acquisition of the Permian and Williston Basin Assets, $74.4 million in distributions to unitholders, and $48.8 million in net distributions to EAC related to pre-partnership operations, partially offset by net borrowings of $102.5 million under our revolving credit facility. Net borrowings on our revolving credit facility resulted in an increase in outstanding borrowings under our revolving credit facility from $47.5 million at December 31, 2007 to $150 million at December 31, 2008.

ENCORE ENERGY PARTNERS LP

During 2007, we received net cash of $451.4 million from financing activities, including net borrowings on our long-term debt of $47.5 million, net proceeds received from the sale of our common units of $193.5 million, $93.7 million contribution from EAC used to partially finance our acquisition of the Big Horn Basin Assets, and $119.9 million of net contributions from EAC related to pre-partnership or pre-IPO operations.

Liquidity

Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust our capital expenditures. We may use other sources of capital, including the issuance of debt or common units, to fund acquisitions or maintain our financial flexibility. We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future. However, should commodity prices decline or the capital markets remain tight, the borrowing capacity under our revolving credit facility could be adversely affected. In the event of a reduction in the borrowing base under our revolving credit facility, we currently do not believe it will result in any required prepayments of indebtedness.

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

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During 2009, our average realized oil and natural gas prices decreased by 39 percent and 58 percent, respectively, as compared to 2008. Realized oil and natural gas prices fluctuate widely in response to changing market forces. If oil and natural gas prices decline, or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our revolving credit facility, and ability to pay distributions may be adversely impacted. Prolonged periods of lower oil and natural gas prices, or sustained wider differentials, could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected approximately two-thirds of our forecasted production through 2012 against declining commodity prices.

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

Certain of the lenders underwriting our facility are also counterparties to our commodity derivative contracts. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion.

ENCORE ENERGY PARTNERS LP

In March 2007, OLLC entered into a five-year credit agreement (as amended, the “OLLC Credit Agreement”) with a bank syndicate including Bank of America, N.A. and other lenders. The OLLC Credit Agreement matures on March 7, 2012. In March 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. In August 2009, OLLC amended the OLLC Credit Agreement to, among other things, (1) increase the borrowing base from $240 million to $375 million, (2) increase the aggregate commitments of the lenders from $300 million to $475 million, and (3) increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. In November 2009, OLLC amended the OLLC Credit Agreement, which will be effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement.

The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of December 31, 2009, the borrowing base was $375 million.

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

Loans under the OLLC Credit Agreement are subject to varying rates of interest based on (1) outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans bear interest at the base rate plus the applicable margin indicated in the following table:

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

ENCORE ENERGY PARTNERS LP

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

As of December 31, 2009, we and OLLC were in compliance with all covenants in the OLLC Credit Agreement, including the following financial covenants:

Actual Ratio as of
December 31,
Financial Covenant	Required Ratio	2009

Current Ratio	Minimum 1.0 to 1.0	5.1 to 1.0
Interest Coverage Ratio	Minimum 2.5 to 1.0	10.7 to 1.0
Leverage Ratio	Maximum 3.5 to 1.0	2.0 to 1.0

The following table shows the calculation of the Current Ratio as of December 31, 2009 ($ in thousands):

Current assets	$48,248
Availability under the OLLC Credit Agreement	120,000

Consolidated current assets	$168,248

Divided by: consolidated current liabilities	$32,690
Current Ratio	5.1

The following table shows the calculation of the Interest Coverage Ratio for the twelve months ended December 31, 2009 ($ in thousands):

Consolidated EBITDA(a)	$116,732
Divided by: Consolidated net interest expense and letter of credit fees	$10,928
Interest Coverage Ratio	10.7

(a)	Consolidated EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense. Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.

ENCORE ENERGY PARTNERS LP

The following table shows the calculation of the Leverage Ratio for the twelve months ended December 31, 2009 ($ in thousands):

Consolidated funded debt	$255,000
Divided by: Consolidated Adjusted EBITDA(a)	$127,719
Leverage Ratio	2.0

(a)	Consolidated Adjusted EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense, after giving pro forma effect to one or more acquisitions or dispositions in excess of $20 million in the aggregate. Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.

The following table presents a calculation of Consolidated EBITDA and Consolidated Adjusted EBITDA for the twelve months ended December 31, 2009 (in thousands) as required under the OLLC Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP. These EBITDA measures should not be considered an alternative to net income (loss), operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

Consolidated net income	$(40,507)
Unrealized non-cash hedge gain	94,441
Consolidated net interest expense	10,928
Income and franchise taxes	14
Depletion, depreciation, amortization, and exploration expense	50,040
Non-cash unit-based compensation	565
Other non-cash	1,251

Consolidated EBITDA	116,732
Pro forma effect of acquisitions	10,987

Consolidated Adjusted EBITDA	$127,719

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

On December 31, 2009, we had $255 million of outstanding borrowings and $120 million of borrowing capacity under the OLLC Credit Agreement. On February 17, 2010, we had $260 million of outstanding borrowings and $115 million of borrowing capacity under the OLLC Credit Agreement.

Capitalization.  At December 31, 2009, we had total assets of $719.7 million and total capitalization of $661.0 million, of which 61 percent was represented by partners’ equity and 39 percent by long-term debt. At December 31, 2008, we had total assets of $813.3 million and total capitalization of $769.4 million, of which 81 percent was represented by partners’ equity and 19 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

ENCORE ENERGY PARTNERS LP

Changes in Prices

Our oil and natural gas revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in oil and natural gas prices, which fluctuate significantly. The following table provides our average realized oil and natural gas prices for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Average realized prices:
Oil ($/Bbl)	$54.61	$89.45	$60.74
Natural gas ($/Mcf)	3.68	8.67	6.80
Combined ($/BOE)	44.75	78.59	54.75

Increases in oil and natural gas prices may be accompanied by or result in: (1) increased development costs, as the demand for drilling operations increases; (2) increased severance taxes, as we are subject to higher severance taxes due to the increased value of oil and natural gas extracted from our wells; (3) increased LOE, as the demand for services related to the operation of our wells increases; and (4) increased electricity costs. Decreases in oil and natural gas prices may be accompanied by or result in: (1) decreased development costs, as the demand for drilling operations decreases; (2) decreased severance taxes, as we are subject to lower severance taxes due to the decreased value of oil and natural gas extracted from our wells; (3) decreased LOE, as the demand for services related to the operation of our wells decreases; (4) decreased electricity costs; (5) impairment of oil and natural gas properties; and (6) decreased revenues and cash flows. We believe our risk management program and available borrowing capacity under our revolving credit facility provide means for us to manage commodity price risks.

Critical Accounting Policies and Estimates

Preparing financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. Management has identified the following critical accounting policies and estimates.

Oil and Natural Gas Properties

Successful efforts method.  We use the successful efforts method of accounting for oil and natural gas properties under ASC 932 (formerly SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”). Under this method, all costs associated with productive and nonproductive development wells are capitalized. Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Costs associated with drilling exploratory wells are initially capitalized pending determination of whether the well is economically productive or nonproductive.

If an exploratory well does not find reserves or does not find reserves in a sufficient quantity as to make them economically producible, the previously capitalized costs would be expensed in the period in which the determination was made. If an exploratory well finds reserves but they cannot be classified as proved, we continue to capitalize the associated cost as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress in assessing the reserves and the operating viability of the project. If subsequently it is determined that these conditions do not continue to exist, all previously capitalized costs associated with the exploratory well are expensed in the period in which the determination was made. Re-drilling or directional drilling in a previously abandoned well is classified as development or exploratory based on whether it is in a proved or unproved reservoir. Costs for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as

ENCORE ENERGY PARTNERS LP

incurred. Costs to recomplete a well in a different unproved reservoir are capitalized pending determination that economic reserves have been added. If the recompletion is unsuccessful, the costs are charged to expense.

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

Miller and Lents estimates our reserves annually on December 31. This results in a new DD&A rate which we use for the preceding fourth quarter after adjusting for fourth quarter production. We internally estimate reserve additions and reclassifications of reserves from proved undeveloped to proved developed at the end of the first, second, and third quarters for use in determining a DD&A rate for the respective quarter.

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

In accordance with ASC 360-10, 205, 840, 958, and 855-10-60-1 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we assess the need for an impairment of long-lived assets to be held and used, including proved oil and natural gas properties, whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent the asset’s carrying value exceeds its fair value. Expected future net cash flows are based on existing proved reserves (and appropriately risk-adjusted probable reserves), forecasted production information, and management’s outlook of future commodity prices. Any impairment charge incurred is expensed and reduces our net basis in the asset. Management aggregates proved property for impairment testing the same way as for calculating DD&A. The price assumptions used to calculate undiscounted cash flows is based on judgment. We use prices consistent with the prices we believe a market participant would use in bidding on acquisitions and/or assessing capital projects. These price assumptions are critical to the impairment analysis as lower prices could trigger impairment.

Unproved properties, the majority of which relate to the acquisition of leasehold interests, are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms, and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of the unproved properties’ costs which we believe will not be transferred to proved properties over the life of the lease. One of the primary factors in determining what portion will not be transferred to proved properties is the relative proportion of the unproved properties on which proved reserves have been found in the past. Since wells drilled on unproved acreage are inherently exploratory in nature, actual results could vary from estimates especially in newer areas in which we do not have a long history of drilling.

ENCORE ENERGY PARTNERS LP

Oil and natural gas reserves.  Our estimates of proved reserves are based on the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing conditions and operating methods. Miller and Lents prepares a reserve and economic evaluation of all of our properties on a well-by-well basis. Assumptions used by Miller and Lents in calculating reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. The accuracy of reserve estimates is a function of the:

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

Asset retirement obligations.  In accordance with ASC 410-20, 450-20, 835-20, 360-10-35, 840-10, and 980-410 (formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”), we recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled. An amount equal to and offsetting the liability is capitalized as part of the carrying amount of our oil and natural gas properties. The liability is recorded at its discounted risk adjusted fair value and then accreted each period until it is settled or the asset is sold, at which time the liability is reversed.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of ASC 350, 730-10-60-3, 323-10-35-13, 205-20-60-4, and 280-10-60-2 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on December 31 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level. We have determined that we have only one reporting unit, which is oil and natural gas production in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value.

We utilize both a market capitalization and an income approach to determine the fair value of our reporting units. The primary component of the income approach is the estimated discounted future net cash flows expected to be recovered from the reporting unit’s oil and natural gas properties. Our analysis concluded

ENCORE ENERGY PARTNERS LP

that there was no impairment of goodwill as of December 31, 2009. Any sharp decreases in the prices of oil and natural gas or any significant negative reserve adjustments from the December 31, 2009 assessment could change our estimates of the fair value of our reporting units and could result in an impairment charge.

Intangible assets with definite useful lives are amortized over their estimated useful lives. In accordance with ASC 360-10, 205, 840, 958, and 855-10-60-1, we evaluate the recoverability of intangible assets with definite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. An impairment loss exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Oil and Natural Gas Revenue Recognition

Oil and natural gas revenues are recognized as oil and natural gas is produced and sold, net of royalties. Royalties and severance taxes are incurred based upon the actual price received from the sales. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Natural gas revenues are reduced by any processing and other fees incurred except for transportation costs paid to third parties, which are recorded as expense. Natural gas revenues are recorded using the sales method of accounting whereby revenue is recognized based on our actual sales of natural gas rather than our proportionate share of natural gas production. If our overproduced imbalance position (i.e., we have cumulatively been over-allocated production) is greater than our share of remaining reserves, a liability is recorded for the excess at period-end prices unless a different price is specified in the contract in which case that price is used. Revenue is not recognized for production in tanks, oil marketed on behalf of joint interest owners in our properties, or oil in pipelines that has not been delivered to the purchaser.

Derivatives

We use various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with our oil and natural gas production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions. We also use derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.

We apply the provisions of ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.

We have elected to designate our outstanding interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in accumulated other comprehensive income or loss in partner’s equity and reclassified into earnings in the same period in which

ENCORE ENERGY PARTNERS LP

the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized immediately in earnings. While management does not anticipate changing the designation of our interest rate swaps as hedges, factors beyond our control can preclude the use of hedge accounting.

We have not elected to designate our current portfolio of commodity derivative contracts as hedges. Therefore, changes in fair value of these derivative instruments are recognized in earnings each period.

Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion regarding our sensitivity analysis for financial instruments.

New Accounting Pronouncements

FASB Launches Accounting Standards Codification

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105-10 establishes the FASB Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact our results of operations or financial condition.

Following the Codification, the FASB does not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or EITF Abstracts. Instead, it issues Accounting Standards Updates (“ASU”), which update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.

The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies, including us, reference GAAP in their financial statements and in their significant accounting policies.

ASC 820-10 (formerly FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”)

In February 2008, the FASB issued ASC 820-10, which delayed the effective date of ASC 820-10 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820-10 was prospectively effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We elected a partial deferral of ASC 820-10 for all instruments within the scope of ASC 820-10, including, but not limited to, our asset retirement obligations and indefinite lived assets. The adoption of ASC 820-10 on January 1, 2009 as it relates to nonfinancial assets and liabilities did not have a material impact on our results of operations or financial condition.

ASC 805 (formerly SFAS No. 141 (revised 2007), “Business Combinations”)

In December 2007, the FASB issued ASC 805, which establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued ASC 805-20 (formerly FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”), which amends and clarifies ASC 805 to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 and ASC 805-20 were prospectively effective for business combinations consummated in fiscal years

ENCORE ENERGY PARTNERS LP

beginning on or after December 15, 2008. The accounting for transactions between entities under common control is unchanged under ASC 805 and ASC 805-20. The application of ASC 805 and ASC 805-20 to the acquisition of certain oil and natural gas properties and related assets in 2009 was nominal.

ASC 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”)

In March 2008, the FASB issued ASC 815-10, which requires enhanced disclosures: including (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10 was prospectively effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815-10 on January 1, 2009 required additional disclosures regarding our derivative instruments; however, it did not impact our results of operations or financial condition.

ASC 260-10 (formerly EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”)

In March 2008, the FASB issued ASC 260-10, which addresses how master limited partnerships should calculate earnings per unit using the two-class method and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. ASC 260-10 was retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In this Report, periods prior to the adoption of ASC 260-10 have been restated to calculate earnings per unit in accordance with this pronouncement. The retrospective application of ASC 260-10 reduced our basic and diluted earnings per common unit by $0.01 for 2007. The adoption of ASC 260-10 did not have an impact on our basic or diluted earnings per common unit for 2008.

ASC 260-10 (formerly FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”)

In June 2008, the FASB issued ASC 260-10, which addresses whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per unit under the two-class method. ASC 260-10 was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of ASC 260-10 on January 1, 2009 did not have a material impact on our earnings per unit calculations. In this Report, periods prior to the adoption of ASC 260-10 have been restated to calculate earnings per unit in accordance with this pronouncement.

SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release 33-8995”)

In December 2008, the SEC issued Release 33-8995, which amends oil and natural gas reporting requirements under Regulations S-K and S-X. Release 33-8995 also adds a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. Release 33-8995 permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. Release 33-8995 will also allow companies to disclose their probable and possible reserves to investors at the company’s option. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor; (2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Release 33-8995 was prospectively effective for financial statements issued for fiscal years ending on or after December 31, 2009.

ENCORE ENERGY PARTNERS LP

ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”)

In June 2009, the FASB issued ASC 855-10 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, ASC 855-10 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 was prospectively effective for financial statements issued for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 on June 30, 2009 did not impact our results of operations or financial condition.

ASU No. 2009-05, “Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value” (“ASU 2009-05”)

In August 2009, the FASB issued ASU 2009-05 to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, ASU 2009-05 specifies that a valuation technique should be applied that used either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 was prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of ASU 2009-05 on December 31, 2009 did not impact our results of operations or financial condition.

ASU No. 2010-03, “Oil and Gas Reserve Estimation and Disclosure” (“ASU 2010-03”)

In January 2010, the FASB issued ASU 2010-03 to align the oil and natural gas reserve estimation and disclosure requirements of Extractive Activities — Oil and Gas (ASC 932) with the requirements in the SEC’s final rule, “Modernization of the Oil and Gas Reporting.” ASU 2010-03 was prospectively effective for financial statements issued for annual periods ending on or after December 31, 2009.

ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)

In January 2010, the FASB issued ASU 2010-06 to require additional information to be disclosed principally in respect of level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. ASU 2010-06 was generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years) with early adoption allowed. The adoption of ASU 2010-06 on December 31, 2009 did not impact our results of operations or financial condition.

Information Concerning Forward-Looking Statements

This Report contains forward-looking statements, which give our current expectations or forecasts of future events. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. In particular, forward-looking statements included in this Report relate to, among other things, the following:

•	the occurrence of any event, change, or other circumstance that could affect the consummation of the Merger or give rise to the termination of the Merger Agreement in connection with the Merger;

ENCORE ENERGY PARTNERS LP

•	the inability to complete the Merger due to the failure to satisfy any conditions required to consummate the Merger;

•	items of income and expense (including, without limitation, LOE, production taxes, DD&A, and G&A);

•	expected capital expenditures and the focus of our capital program;

•	areas of future growth;

•	our development and exploitation programs;

•	future secondary development and tertiary recovery potential;

•	anticipated prices for oil and natural gas and expectations regarding differentials between wellhead prices and benchmark prices (including, without limitation, the effects of the worldwide economic recession);

•	projected results of operations;

•	timing and amount of future production of oil and natural gas;

•	availability of pipeline capacity;

•	expected commodity derivative positions and payments related thereto (including the ability of counterparties to fulfill obligations);

•	expectations regarding working capital, cash flow, and liquidity;

•	projected borrowings under our revolving credit facility (and the ability of lenders to fund their commitments); and

•	the marketing of our oil and natural gas production.

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

Except for our obligations to disclose material information under United States federal securities laws, we undertake no obligation to release publicly any revision to any forward-looking statement, to report events or circumstances after the date of this Report, or to report the occurrence of unanticipated events.

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

Derivative policy.  Due to the volatility of crude oil and natural gas prices, we enter into various derivative instruments to manage and reduce our exposure to changes in the market price of crude oil and natural gas. We use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in prices on our cash available for distribution. All contracts are settled with cash and do

ENCORE ENERGY PARTNERS LP

not require the delivery of physical volumes to satisfy settlement. While this strategy may result in us having lower net cash inflows in times of higher oil and natural gas prices than we would otherwise have, had we not utilized these instruments, management believes that the resulting reduced volatility of cash flow is beneficial.

Counterparties.  At December 31, 2009, we had committed 10 percent of greater (in terms of fair market value) of either our oil or natural gas commodity derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas Derivative
	Contracts	Contracts
Counterparty	Committed	Committed
	(In thousands)

BNP Paribas	$13,955	$2,795
Calyon	3,820	6,167
Royal Bank of Canada	4,158	(a )
Wachovia	3,069	1,148

(a)	Less than 10 percent.

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with certain counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating separately each derivative financial transaction between our counterparty and us, the master netting agreement enables our counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in three ways: (1) the netting of the value of all trades reduces likelihood of our counterparties requiring daily collateral posting by us; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.

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

From time to time, we enter into floor spreads.  In a floor spread, we purchase puts at a specified price (a “purchased put”) and also sell a put at a lower price (a “short put”). This strategy enables us to achieve some downside protection for a portion of our production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then we have protection against additional commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, we purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, we wanted to protect downside price exposure at the higher price. In order to do this, we purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, we had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net effect resulted in us owning one oil put option for 2,000 Bbls/D at

ENCORE ENERGY PARTNERS LP

$75 per Bbl. In the following tables, the purchased floor component of these floor spreads are shown net and included with our other floor contracts.

The counterparties to our commodity derivative contracts are a diverse group of five institutions, all of which are currently rated A or better by Standard & Poor’s and/or Fitch. As of December 31, 2009, the fair market value of our oil derivative contracts was a net liability of approximately $3.9 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $10.6 million. Based on our open commodity derivative positions at December 31, 2009, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $28.8 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $30.2 million.

The following tables summarize our open commodity derivative contracts as of December 31, 2009:

Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset (Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(In thousands)
2010							$(1,476)
	880	$80.00	440	$93.80	760	$75.43
	2,000	75.00	1,000	77.23	250	65.95
	760	67.00	—	—	—	—
2011							2,638
	1,880	80.00	1,440	95.41	760	78.46
	1,000	70.00	—	—	—	—
	760	65.00	—	—	250	69.65
2012							(5,020)
	750	70.00	500	82.05	210	81.62
	1,510	65.00	250	79.25	1,300	76.54

							$(3,858)

ENCORE ENERGY PARTNERS LP

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(In thousands)
2010							$7,963
	3,800	$8.20	3,800	$9.58	5,452	$6.20
	4,698	7.26	—	—	550	5.86
2011							2,105
	3,398	6.31	—	—	7,952	6.36
	—	—	—	—	550	5.86
2012							547
	898	6.76	—	—	5,452	6.26
	—	—	—	—	550	5.86

							$10,615

Interest rate sensitivity.  At December 31, 2009, we had outstanding borrowings under our revolving credit facility of $255 million, which is subject to floating market rates of interest that are linked to the Eurodollar rate. At this level of floating rate debt, if the Eurodollar rate increased 10 percent, we would incur an additional $1.0 million of interest expense per year, and if the Eurodollar rate decreased 10 percent, we would incur $1.0 million less.

We manage interest rate risk with interest rate swaps whereby we swap floating rate debt under the OLLC Credit Agreement with a weighted average fixed rate. As of December 31, 2009, the fair market value of our interest rate swaps was a net liability of approximately $3.7 million. If the Eurodollar rate increased 10 percent, the fair value would decrease to approximately $3.4 million, and if the Eurodollar rate decreased 10 percent, the fair value would increase to approximately $3.9 million.

The following table summarizes our open interest rate swaps as of December 31, 2009:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(In thousands)

Jan. 2010 — Jan. 2011	$50,000	3.1610%	1-month LIBOR
Jan. 2010 — Jan. 2011	25,000	2.9650%	1-month LIBOR
Jan. 2010 — Jan. 2011	25,000	2.9613%	1-month LIBOR
Jan. 2010 — Mar. 2012	50,000	2.4200%	1-month LIBOR

ENCORE ENERGY PARTNERS LP

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Encore Energy Partners GP LLC
and Unitholders of Encore Energy Partners LP:

We have audited the accompanying consolidated balance sheets of Encore Energy Partners LP (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Energy Partners LP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Partnership retroactively changed its method of calculating basic and diluted earnings per common unit with the adoption of the guidance originally issued in EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (codified in FASB ASC Topic 260, Earnings per Share) and FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in FASB ASC Topic 260, Earnings Per Share). Additionally, as discussed in Note 2 to the consolidated financial statements, the Partnership has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements resulting from Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures, effective for annual reporting periods ended on or after December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Energy Partners LP’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Fort Worth, Texas
February 24, 2010

ENCORE ENERGY PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,754	$619
Accounts receivable:
Trade	24,543	18,965
Affiliate	8,213	3,896
Derivatives	12,881	75,131
Other	857	831

Total current assets	48,248	99,442

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	851,833	814,903
Unproved properties	55	84
Accumulated depletion, depreciation, and amortization	(210,417)	(154,584)

	641,471	660,403

Other property and equipment	863	802
Accumulated depreciation	(419)	(240)

	444	562

Goodwill	9,290	9,290
Other intangibles, net	3,316	3,662
Derivatives	13,423	38,497
Other	3,459	1,457

Total assets	$719,651	$813,313

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$577	$1,036
Affiliate	2,780	5,468
Accrued liabilities:
Lease operating	3,683	4,252
Development capital	1,484	2,277
Interest	429	126
Production, ad valorem, and severance taxes	10,665	10,634
Derivatives	9,815	1,297
Oil and natural gas revenues payable	1,598	1,287
Other	1,659	1,502

Total current liabilities	32,690	27,879
Derivatives	13,401	3,491
Future abandonment cost, net of current portion	12,556	11,987
Long-term debt	255,000	150,000
Other	—	605

Total liabilities	313,647	193,962

Commitments and contingencies (see Note 4)
Partners’ equity:
Limited partners — 45,285,347 and 33,077,610 common units issued and outstanding, respectively	409,777	616,076
General partner — 504,851 general partner units issued and outstanding	(353)	7,534
Accumulated other comprehensive loss	(3,420)	(4,259)

Total partners’ equity	406,004	619,351

Total liabilities and partners’ equity	$719,651	$813,313

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per unit amounts)

Revenues:
Oil	$127,611	$226,613	$135,546
Natural gas	22,428	53,944	39,119
Marketing	478	5,324	8,582

Total revenues	150,517	285,881	183,247

Expenses:
Production:
Lease operating	41,676	44,752	33,980
Production, ad valorem, and severance taxes	16,099	28,147	17,712
Depletion, depreciation, and amortization	56,757	57,537	47,494
Exploration	3,132	196	126
General and administrative	11,375	16,605	15,245
Marketing	302	5,466	6,673
Derivative fair value loss (gain)	47,464	(96,880)	26,301
Other operating	3,099	1,670	1,426

Total expenses	179,904	57,493	148,957

Operating income (loss)	(29,387)	228,388	34,290

Other income (expenses):
Interest	(10,974)	(6,969)	(12,702)
Other	46	99	196

Total other expenses	(10,928)	(6,870)	(12,506)

Income (loss) before income taxes	(40,315)	221,518	21,784
Income tax provision	(14)	(762)	(78)

Net income (loss)	$(40,329)	$220,756	$21,706

Net income (loss) allocation (see Note 8):
Limited partners’ interest in net income (loss)	$(39,913)	$163,070	$(18,877)

General partner’s interest in net income (loss)	$(592)	$2,648	$(394)

Net income (loss) per common unit:
Basic	$(1.01)	$5.33	$(0.79)
Diluted	$(1.01)	$5.21	$(0.79)
Weighted average common units outstanding:
Basic	39,366	30,568	23,877
Diluted	39,366	31,938	23,877

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Owner’s	Limited				Other	Total
	Net	Partners		General Partner		Comprehensive	Partners’
	Equity	Units	Amount	Units	Amount	Loss	Equity
	(In thousands, except per unit amounts)

Balance at December 31, 2006	$197,810	—	$—	—	$—	$—	$197,810
Contribution by EAC in connection with acquisition of the Elk Basin Assets	103,062	10,280	—	221	—	—	103,062
Net contributions from owner	119,867	—	—	—	—	—	119,867
Equity adjustment due to combination of entities under common control	(1,306)	—	—	—	—	—	(1,306)
Contribution of Permian Basin Assets by EAC	(26,229)	4,043	26,229	—	—	—	—
Allocation of owner’s net equity — Permian Basin Assets	(91,956)	—	90,118	—	1,838	—	—
Allocation of owner’s net equity — Permian and Williston Basin Assets	(96,877)	—	94,595	—	2,282	—	—
Allocation of owner’s net equity — Arkoma Basin Assets	(17,282)	—	16,874	—	408	—	—
Allocation of owner’s net equity — Williston Basin Assets	(35,034)	—	34,209	—	825	—	—
Allocation of owner’s net equity — Rockies and Permian Basin Assets	(192,737)	—	188,197	—	4,540	—	—
Proceeds from issuance of common units, net of offering costs	—	9,864	193,863	284	(402)	—	193,461
Non-cash unit-based compensation	—	—	6,665	—	139	—	6,804
Cash distributions to unitholders ($0.053 per unit)	—	—	(1,311)	—	(27)	—	(1,338)
Net income attributable to owner related to pre-partnership and pre-IPO operations	40,682	—	—	—	—	—	40,682
Net loss attributable to unitholders	—	—	(18,587)	—	(389)	—	(18,976)

Balance at December 31, 2007	—	24,187	630,852	505	9,214	—	640,066
Net distributions to owner	—	—	(47,629)	—	(1,166)	(1)	(48,796)
Deemed distributions to affiliates in connection with acquisition of the Permian and Williston Basin Assets	—	6,885	(122,083)	—	(2,944)	—	(125,027)
Issuance of common units in exchange for net profits interest in certain Crockett County properties	—	284	5,748	—	—	—	5,748
Non-cash unit-based compensation	—	—	5,180	—	83	—	5,263
Cash distributions to unitholders ($2.3111 per unit)	—	—	(73,234)	—	(1,167)	—	(74,401)
Vesting of phantom units	—	7	—	—	—	—	—
Conversion of management incentive units	—	1,715	—	—	—	—	—
Components of comprehensive income:
Net income attributable to owner related to pre-partnership operations of the Permian and Williston Basin Assets	—	—	3,321	—	80	—	3,401
Net income attributable to owner related to pre-partnership operations of the Arkoma Basin Assets	—	—	5,922	—	143	—	6,065
Net income attributable to owner related to pre-partnership operations of the Williston Basin Assets	—	—	6,637	—	164	—	6,801
Net income attributable to owner related to pre-partnership operations of the Rockies and Permian Basin Assets	—	—	34,540	—	833	—	35,373
Net income attributable to unitholders	—	—	166,822	—	2,294	—	169,116
Change in deferred hedge loss on interest rate swaps, net of tax of $12	—	—	—	—	—	(4,258)	(4,258)

Total comprehensive income							216,498

Balance at December 31, 2008	—	33,078	616,076	505	7,534	(4,259)	619,351
Net distributions to owner	—	—	(11,137)	—	(272)	—	(11,409)
Deemed distributions in connection with acquisition of the Arkoma Basin Assets	—	—	(45,333)	—	(1,088)	—	(46,421)
Deemed distributions in connection with acquisition of the Williston Basin Assets	—	—	(24,593)	—	(593)	—	(25,186)
Deemed distributions in connection with acquisition of the Rockies and Permian Basin Assets	—	—	(175,408)	—	(4,232)	—	(179,640)
Proceeds from issuance of common units, net of offering costs	—	12,190	170,000	—	(114)	—	169,886
Non-cash unit-based compensation	—	—	560	—	5	—	565
Cash distributions to unitholders ($2.05 per unit)	—	—	(80,617)	—	(1,035)	—	(81,652)
Vesting of phantom units and conversion of management incentive units	—	17	—	—	—	—	—
Components of comprehensive loss:
Net loss attributable to owners prior to acquisition of the Williston Basin Assets	—	—	(188)	—	(5)	—	(193)
Net income attributable to owners prior to acquisition of the Rockies and Permian Basin Assets	—	—	360	—	9	—	369
Net loss attributable to unitholders	—	—	(39,943)	—	(562)	—	(40,505)
Change in deferred hedge loss on interest rate swaps, net of tax of $2	—	—	—	—	—	839	839

Total comprehensive loss							(39,490)

Balance at December 31, 2009	$—	45,285	$409,777	505	$(353)	$(3,420)	$406,004

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(40,329)	$220,756	$21,706
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	56,757	57,537	47,494
Non-cash exploration expense	—	13	23
Deferred taxes	(286)	322	16
Non-cash unit-based compensation expense	565	5,232	6,804
Non-cash derivative loss (gain)	117,685	(92,286)	27,543
Other	5,207	1,012	695
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,591)	12,437	(20,203)
Current derivatives	(2,020)	(9,586)	(2,700)
Other current assets	(221)	(176)	(417)
Long-term derivatives	(9,072)	(6,881)	(19,717)
Other assets	(3)	578	(812)
Accounts payable	(2,555)	(1,748)	3,268
Other current liabilities	(167)	2,025	9,669

Net cash provided by operating activities	114,970	189,235	73,369

Cash flows from investing activities:
Purchases of other property and equipment	(88)	(315)	(510)
Acquisition of oil and natural gas properties	(31,960)	(215)	(495,252)
Development of oil and natural gas properties	(9,037)	(41,803)	(29,010)

Net cash used in investing activities	(41,085)	(42,333)	(524,772)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	170,089	—	193,461
Proceeds from long-term debt, net of issuance costs	227,061	243,310	270,758
Payments on long-term debt	(125,000)	(141,000)	(225,000)
Deemed distributions to affiliates in connection with acquisitions	(251,247)	(125,027)	—
Cash distributions to unitholders	(81,652)	(74,401)	(1,338)
Contribution by EAC in connection with purchase of Elk Basin Assets	—	—	93,658
Net contributions from (distributions to) owner related to pre-partnership or pre-IPO operations	(11,409)	(48,796)	119,867
Other	(592)	(372)	—

Net cash provided by (used in) financing activities	(72,750)	(146,286)	451,406

Increase in cash and cash equivalents	1,135	616	3
Cash and cash equivalents, beginning of period	619	3	—

Cash and cash equivalents, end of period	$1,754	$619	$3

The accompanying notes are an integral part of these consolidated financial statements

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Formation of the Partnership and Description of Business

Encore Energy Partners LP (together with its subsidiaries, “ENP”), a Delaware limited partnership, was formed by Encore Acquisition Company (together with its subsidiaries, “EAC”), a publicly traded Delaware corporation, to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of EAC, serves as ENP’s general partner and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and direct wholly owned subsidiary of ENP, owns and operates ENP’s properties. ENP’s properties and oil and natural gas reserves are located in four core areas:

•	the Big Horn Basin in Wyoming and Montana;

•	the Permian Basin in West Texas and New Mexico;

•	the Williston Basin in North Dakota and Montana; and

•	the Arkoma Basin in Arkansas and Oklahoma.

EAC’s Merger with Denbury

On October 31, 2009, EAC, the ultimate parent of the General Partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Denbury Resources Inc. (“Denbury”) pursuant to which EAC has agreed to merge with and into Denbury, with Denbury as the surviving entity (the “Merger”). The Merger Agreement, which was unanimously approved by EAC’s Board of Directors and by Denbury’s Board of Directors, provides for Denbury’s acquisition of all of the issued and outstanding shares of EAC common stock. Completion of the Merger is conditioned upon, among other things, approval by the stockholders of both EAC and Denbury.

Initial Public Offering and Concurrent Transactions

In September 2007, ENP completed its initial public offering (“IPO”) of 9,000,000 common units at a price to the public of $21.00 per unit. In October 2007, the underwriters exercised in full their over-allotment option to purchase an additional 1,148,400 common units. The net proceeds of approximately $193.5 million, after deducting the underwriters’ discount and a structuring fee of approximately $14.9 million, in the aggregate, and offering expenses of approximately $4.7 million, were used to repay in full $126.4 million of outstanding indebtedness under a subordinated credit agreement with EAP Operating, LLC (“EAP Operating”), a Delaware limited liability company and direct wholly owned subsidiary of EAC, and reduce outstanding borrowings under OLLC’s revolving credit facility. Please read “Note 6. Long-Term Debt” for additional discussion of ENP’s long-term debt.

At the closing of the IPO, the following transactions, among others, were completed:

(a) ENP entered into a contribution, conveyance and assumption agreement (the “Contribution Agreement”) with the General Partner, OLLC, EAC, Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly owned subsidiary of EAC, and Encore Partners LP Holdings LLC, a Delaware limited liability company and direct wholly owned subsidiary of EAC. The following transactions, among others, occurred pursuant to the Contribution Agreement:

•	Encore Operating contributed certain oil and natural gas properties and related assets in the Permian Basin in West Texas (the “Permian Basin Assets”) to ENP in exchange for 4,043,478 common units; and

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	EAC agreed to indemnify ENP for certain environmental liabilities, tax liabilities, and title defects, as well as defects relating to retained assets and liabilities, occurring or existing before the closing.

These transfers and distributions were made in a series of steps outlined in the Contribution Agreement. In connection with the issuance of the common units by ENP in exchange for the Permian Basin Assets, the IPO, and the exercise of the underwriters’ over-allotment option to purchase additional common units, the General Partner exchanged such number of common units for general partner units as was necessary to enable it to maintain its then two percent general partner interest in ENP. The General Partner received the common units through capital contributions from EAC of common units it owned.

(b) ENP entered into an administrative services agreement (the “Administrative Services Agreement”) with the General Partner, OLLC, Encore Operating, and EAC pursuant to which Encore Operating performs administrative services for ENP. Please read “Note 11. Related Party Transactions” for additional discussion regarding the Administrative Services Agreement.

(c) The Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”) was adopted by the board of directors of the General Partner. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion regarding the LTIP.

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

In February 2008, ENP acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating. In January 2009, ENP acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”) from Encore Operating. In June 2009, ENP acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating. In August 2009, ENP acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and ENP’s historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, the consolidated financial statements and notes thereto reflect the historical results of ENP combined with those of the Permian and Williston Basin Assets, the Arkoma Basin Assets, the Williston Basin Assets, and the Rockies and Permian Basin Assets. Please read “Note 3. Acquisitions” for additional discussion of these acquisitions.

The results of operations of the Williston Basin Assets and the Rockies and Permian Basin Assets related to pre-partnership operations were allocated to the EAC affiliates based on their respective ownership percentages in ENP. The effect of recasting ENP’s consolidated financial statements to account for this

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common control transaction increased ENP’s net income by approximately $42.2 million and $23.9 million in 2008 and 2007, respectively.

ENP, the Permian Basin Assets, the Permian and Williston Basin Assets, the Arkoma Basin Assets, Williston Basin Assets, and the Rockies and Permian Basin Assets were owned by EAC prior to the closing of the IPO, with the exception of management incentive units owned by certain executive officers of the General Partner.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimations and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements. Actual results could differ materially from those estimates.

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

Prior to the formation of ENP, EAC provided cash as needed to support the operations of the Predecessor and collected cash from sales of production. Net cash received by or paid to EAC for periods prior to the properties’ ownership by ENP is reflected as net contributions from owner or net distributions to owner on the accompanying Consolidated Statements of Partners’ Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows.

The following table sets forth supplemental disclosures of cash flow information for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash paid during the period for:
Interest	$9,761	$6,614	$11,857
Income taxes	297	—	—
Non-cash investing and financing activities:
Contribution of commodity derivative contracts from EAC	—	—	9,404
Contribution of Permian Basin Assets from EAC	—	—	26,229
Issuance of common units in connection with acquisition of net profits interest in certain Crockett County properties(a)	—	5,748	—
Issuance of common units in connection with acquisition of the Permian and Williston Basin Assets(a)	—	125,027	—

(a)	Please read “Note 3. Acquisitions” for additional discussion.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Trade accounts receivable, which are primarily from oil and natural gas sales, are recorded at the invoiced amount and do not bear interest. ENP routinely reviews outstanding accounts receivable balances and assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. At December 31, 2009 and 2008, ENP had no allowance for doubtful accounts.

Properties and Equipment

Oil and Natural Gas Properties.  ENP uses the successful efforts method of accounting for its oil and natural gas properties under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 932 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”). Under this method, all costs associated with productive and nonproductive development wells are capitalized. Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Costs associated with drilling exploratory wells are initially capitalized pending determination of whether the well is economically productive or nonproductive.

If an exploratory well does not find reserves or does not find reserves in a sufficient quantity as to make them economically producible, the previously capitalized costs would be expensed in ENP’s Consolidated Statements of Operations and shown as an adjustment to net income (loss) in the “Operating activities” section of ENP’s Consolidated Statements of Cash Flows in the period in which the determination was made. If an exploratory well finds reserves but they cannot be classified as proved, ENP continues to capitalize the associated cost as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well and ENP is making sufficient progress in assessing the reserves and the operating viability of the project. If subsequently it is determined that these conditions do not continue to exist, all previously capitalized costs associated with the exploratory well would be expensed and shown as an adjustment to net income (loss) in the “Operating activities” section of ENP’s Consolidated Statements of Cash Flows in the period in which the determination was made. Re-drilling or directional drilling in a previously abandoned well is classified as development or exploratory based on whether it is in a proved or unproved reservoir. Costs for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as incurred. Costs to recomplete a well in a different unproved reservoir are capitalized pending determination that economic reserves have been added. If the recompletion is unsuccessful, the costs would be charged to expense. All capitalized costs associated with both development and exploratory wells are shown as “Development of oil and natural gas properties” in the “Investing activities” section of ENP’s Consolidated Statements of Cash Flows.

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

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 360-10, 205, 840, 958, and 855-10-60-1 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) ENP assesses the need for an impairment of long-lived assets to be held and used, including proved oil and natural gas properties, whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent the asset’s carrying value exceeds its fair value. Expected future net cash flows are based on existing proved reserves (and appropriately risk-adjusted probable reserves), forecasted production information, and management’s outlook of future commodity prices. Any impairment charge incurred is expensed and reduces the net basis in the asset. Management aggregates proved property for impairment testing the same way as for calculating DD&A. The price assumptions used to calculate undiscounted cash flows is based on judgment. ENP uses prices consistent with the prices it believes a market participant would use in bidding on acquisitions and/or assessing capital projects. These price assumptions are critical to the impairment analysis as lower prices could trigger impairment.

Unproved properties, the majority of which relate to the acquisition of leasehold interests, are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms, and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of these properties’ costs which ENP believes will not be transferred to proved properties over the remaining life of the lease.

Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	December 31,
	2009	2008
	(In thousands)

Proved leasehold costs	$609,692	$580,695
Wells and related equipment — Completed	241,953	227,970
Wells and related equipment — In process	188	6,238

Total proved properties	$851,833	$814,903

Other Property and Equipment.  Other property and equipment is carried at cost. Depreciation is expensed on a straight-line basis over estimated useful lives, which range from three to seven years. Gains or losses from the disposal of other property and equipment are recognized in the period realized and included in “Other operating expense” in the accompanying Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

ENP accounts for goodwill and other intangible assets under the provisions of ASC 350, 730-10-60-3, 323-10-35-13, 205-20-60-4, and 280-10-60-2 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is tested for impairment annually on December 31 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level. ENP has determined that it has only one reporting unit, which is oil and natural gas production in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ENP utilizes both a market capitalization and an income approach to determine the fair value of its reporting units. The primary component of the income approach is the estimated discounted future net cash flows expected to be recovered from the reporting unit’s oil and natural gas properties. ENP’s analysis concluded that there was no impairment of goodwill as of December 31, 2009. Significant decreases in the prices of oil and natural gas or significant negative reserve adjustments from the December 31, 2009 assessment could change ENP’s estimates of the fair value of its reporting units and could result in an impairment charge.

Intangible assets with definite useful lives are amortized over their estimated useful lives. In accordance with ASC 410-20, 450-20, 835-20, 360-10-35, 840-10, and 980-410, ENP evaluates the recoverability of intangible assets with definite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. An impairment loss exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

ENP is a party to a contract allowing it to purchase a certain amount of natural gas at a below market price for use as field fuel. As of December 31, 2009, the gross carrying value of this contact was $4.2 million and accumulated amortization was $0.9 million. During each of 2009, 2008, and 2007, ENP recorded approximately $0.3 million of amortization expense related to this contract. The net carrying value is shown as “Other intangibles, net” on the accompanying Consolidated Balance Sheets and is being amortized on a straight-line basis through November 2020. ENP expects to recognize $0.3 million of amortization expense during each of the next five years related to this contract.

Asset Retirement Obligations

In accordance with ASC 410-20, 450-20, 835-20, 360-10-35, 840-10, and 980-410 (formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”), ENP recognizes the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which the property is acquired or a new well is drilled. An amount equal to and offsetting the liability is capitalized as part of the carrying amount of ENP’s oil and natural gas properties. The liability is recorded at its discounted risk adjusted fair value and then accreted each period until it is settled or the asset is sold, at which time the liability is reversed. Estimates are based on historical experience in plugging and abandoning wells and estimated remaining field life based on reserve estimates. Please read “Note 5. Asset Retirement Obligations” for additional information.

Unit-Based Compensation

ENP does not have any employees. However, the LTIP allows for the grant of unit awards and unit-based awards for employees, consultants, and directors of EAC, the General Partner, and any of their affiliates that perform services for ENP. ENP accounts for unit-based compensation according to the provisions of ASC 718, 505-50, and 260-10-60-1A (formerly SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires the recognition of compensation expense for unit-based awards over the requisite service period in an amount equal to the grant date fair value of the awards. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion of ENP’s unit-based compensation plans.

Segment Reporting

ENP operates in only one industry: the oil and natural gas exploration and production industry in the United States. All revenues are derived from customers located in the United States.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers / Concentration of Credit Risk

The following purchasers accounted for 10 percent or greater of the sales of production for the period indicated:

	Percentage of Total Sales of
	Production for the Year Ended
	December 31,
Purchaser	2009		2008	2007

Marathon Oil Corporation	43%		19%	24%
ConocoPhillips	(a	)	17%	10%
Tesoro Refining & Marketing Co	(a	)	15%	17%

(a)	Less than 10 percent for the period indicated.

Income Taxes

ENP is treated as a partnership for federal and state income tax purposes with each partner being separately taxed on his share of ENP’s taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the portion of ENP’s operations that is located in Texas is subject to an entity-level tax, the Texas margin tax, at an effective rate of up to 0.7 percent of income that is apportioned to Texas beginning with tax reports due on or after January 1, 2008. Deferred tax assets and liabilities are recognized for future Texas margin tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective Texas margin tax bases.

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

ENP accounts for uncertainty in income taxes in accordance with ASC 740, 805-740, and 835-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”). ENP performs a periodic evaluation of tax positions to review the appropriate recognition threshold for each tax position recognized in its consolidated financial statements. As of December 31, 2009 and 2008, all of ENP’s tax positions met the “more-likely-than-not” threshold prescribed by ASC 740, 805-740, and 835-10. As a result, no additional tax expense, interest, or penalties have been accrued.

Oil and Natural Gas Revenue Recognition

Oil and natural gas revenues are recognized as oil and natural gas is produced and sold, net of royalties. Royalties and severance taxes are incurred based upon the actual price received from the sales. To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Accounts receivable — trade” in the accompanying Consolidated Balance Sheets. Natural gas revenues are reduced by any processing and other fees incurred except for transportation costs

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid to third parties, which are recorded as “Other operating expense” in the accompanying Consolidated Statements of Operations. Natural gas revenues are recorded using the sales method of accounting whereby revenue is recognized based on actual sales of natural gas rather than ENP’s proportionate share of natural gas production. If ENP’s overproduced imbalance position (i.e., ENP has cumulatively been over-allocated production) is greater than ENP’s share of remaining reserves, a liability is recorded for the excess at period-end prices unless a different price is specified in the contract in which case that price is used. Revenue is not recognized for the production in tanks, oil marketed on behalf of joint owners in ENP’s properties, or oil in pipelines that has not been delivered to the purchaser.

Natural gas imbalances at December 31, 2009 and 2008 were 15,139 million British thermal units (“MMBtu”) and 38,010 MMBtu, respectively, over-delivered to ENP, the value of which was approximately $0.1 million and $0.2 million, respectively.

Marketing Revenues and Expenses

In March 2007, ENP acquired a crude oil pipeline and a natural gas pipeline as part of the Big Horn Basin acquisition. Natural gas volumes are purchased from numerous gas producers at the inlet of the pipeline and resold downstream to various local and off-system markets. In addition, pipeline tariffs are collected for transportation through the crude oil pipeline.

Marketing revenues includes the sales of oil and natural gas purchased from third parties, as well as pipeline tariffs charged for transportation volumes through ENP’s pipelines. Marketing revenues derived from sales of oil or natural gas purchased from third parties are recognized when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. As ENP takes title to the oil and natural gas and has risks and rewards of ownership, these transactions are presented gross in the accompanying Consolidated Statements of Operations, unless they meet the criteria for netting as outlined in ASC 845-10 (formerly Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”).

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

ENP applies the provisions of ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.

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

Earnings Per Unit

ENP’s net income (loss) is allocated to partner equity accounts in accordance with the provisions of the partnership agreement. For purposes of calculating earnings per unit, ENP allocates net income (loss) to its limited partners and participating securities, including general partner units, each quarter under the provisions of ASC 260-10 (formerly EITF Issue No. 03-6, “Participating Securities and the Two {d208} Class Method under FASB Statement No. 128”). Under the two-class method of calculating earnings per unit, earnings are allocated to participating securities as if all the earnings for the period had been distributed. A participating security is any security that may participate in distributions with common units. For purposes of calculating earnings per unit, general partner units, unvested phantom units, and unvested management incentive units are considered participating securities. Net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average common units outstanding. Please read “New Accounting Pronouncements” below and “Note 8. Earnings Per Unit” for additional discussion.

Comprehensive Income (Loss)

ENP has elected to show comprehensive income (loss) as part of its Consolidated Statements of Partners’ Equity and Comprehensive Income (Loss) rather than in its Consolidated Statements of Operations or in a separate statement.

FASB Launches Accounting Standards Codification

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact ENP’s results of operations or financial condition.

Following the Codification, the FASB does not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or EITF Abstracts. Instead, it issues Accounting Standards Updates (“ASU”), which update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.

The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies, including ENP, reference GAAP in their financial statements and in their significant accounting policies.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

ASC 820-10 (formerly FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”)

In February 2008, the FASB issued ASC 820-10, which delayed the effective date of ASC 820-10 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820-10 was prospectively effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. ENP elected a partial deferral of ASC 820-10 for all instruments within the scope of ASC 820-10, including, but not limited to, its asset retirement obligations and indefinite lived assets. The adoption of ASC 820-10 on January 1, 2009 as it relates to nonfinancial assets and liabilities did not have a material impact on ENP’s results of operations or financial condition. Please read “Note 10. Fair Value Measurements” for additional discussion.

ASC 805 (formerly SFAS No. 141 (revised 2007), “Business Combinations”)

In December 2007, the FASB issued ASC 805, which establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued ASC 805-20 (formerly FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”), which amends and clarifies ASC 805 to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 and ASC 805-20 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008. The accounting for transactions between entities under common control is unchanged under ASC 805 and ASC 805-20. The application of ASC 805 and ASC 805-20 to the acquisition of certain oil and natural gas properties and related assets during 2009 was nominal. Please read “Note 3. Acquisitions” for additional discussion.

ASC 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”)

In March 2008, the FASB issued ASC 815-10, which requires enhanced disclosures: including (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10 was prospectively effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815-10 on January 1, 2009 required additional disclosures regarding ENP’s derivative instruments; however, it did not impact ENP’s results of operations or financial condition. Please read “Note 10. Fair Value Measurements” for additional discussion.

ASC 260-10 (formerly EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”)

In March 2008, the FASB issued ASC 260-10, which addresses how master limited partnerships should calculate earnings per unit using the two-class method and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. ASC 260-10 was retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In the accompanying Consolidated Financial Statements,

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods prior to the adoption of ASC 260-10 have been restated to calculate earnings per unit in accordance with this pronouncement. The retrospective application of ASC 260-10 reduced ENP’s basic and diluted earnings per common unit by $0.01 for the year ended December 31, 2007. The adoption of ASC 260-10 did not have an impact on ENP’s basic or diluted earnings per common unit for the year ended December 31, 2008. Please read “Note 8. Earnings Per Unit” for additional discussion.

ASC 260-10 (formerly FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”)

In June 2008, the FASB issued ASC 260-10, which addresses whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per unit under the two-class method. ASC 260-10 was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In the accompanying Consolidated Financial Statements, periods prior to the adoption of ASC 260-10 have been restated to calculate earnings per unit in accordance with this pronouncement. Please read “Note 8. Earnings Per Unit” for additional discussion.

SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release 33-8995”)

In December 2008, the United States Securities and Exchange Commission (the “SEC”) issued Release 33-8995, which amends oil and natural gas reporting requirements under Regulations S-K and S-X. Release 33-8995 also adds a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. Release 33-8995 permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. Release 33-8995 will also allow companies to disclose their probable and possible reserves to investors at the company’s option. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor; (2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. Release 33-8995 was prospectively effective for financial statements issued for fiscal years ending on or after December 31, 2009.

ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”)

In June 2009, the FASB issued ASC 855-10 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, ASC 855-10 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 was prospectively effective for financial statements issued for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 on June 30, 2009 did not impact ENP’s results of operations or financial condition.

ASU No. 2009-05, “Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value” (“ASU 2009-05”)

In August 2009, the FASB issued ASU 2009-05 to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In particular, ASU 2009-05 specifies that a

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation technique should be applied that used either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. ASU 2009-05 was prospectively effective for financial statements issued for interim or annual periods ending after October 1, 2009. The adoption of ASU 2009-05 on December 31, 2009 did not impact ENP’s results of operations or financial condition.

ASU No. 2010-03, “Oil and Gas Reserve Estimation and Disclosure” (“ASU 2010-03”)

In January 2010, the FASB issued ASU 2010-03 to align the oil and natural gas reserve estimation and disclosure requirements of Extractive Activities — Oil and Gas (ASC 932) with the requirements in the SEC’s final rule, “Modernization of the Oil and Gas Reporting.” ASU 2010-03 was prospectively effective for financial statements issued for annual periods ending on or after December 31, 2009.

ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)

In January 2010, the FASB issued ASU 2010-06 to require additional information to be disclosed principally in respect of level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. ASU 2010-06 was generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years) with early adoption allowed. The adoption of ASU 2010-06 on December 31, 2009 did not impact ENP’s results of operations or financial condition.

Note 3.	Acquisitions

Rockies and Permian Basin Assets

In August 2009, ENP acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash, which was financed through borrowings under OLLC’s revolving credit facility and proceeds from the issuance of ENP common units to the public. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of July 31, 2009 of approximately $194.4 million and $4.2 million, respectively, and the historical financial information of ENP was recast to include the Rockies and Permian Basin Assets for all periods the properties were owned by Encore Operating. As the historical basis in the Rockies and Permian Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC.

Williston Basin Assets

In June 2009, ENP acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash, which was financed through borrowings under OLLC’s revolving credit facility and proceeds from the issuance of ENP common units to the public. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of May 31, 2009 of approximately $31.9 million and $1.3 million, respectively, and the historical financial information of ENP was recast to include the Williston Basin Assets for all periods the properties were owned by Encore Operating. As the historical basis in the Williston Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vinegarone Assets

In May 2009, ENP acquired certain natural gas properties in the Vinegarone Field in Val Verde County, Texas (the “Vinegarone Assets”) from an independent energy company for approximately $27.5 million in cash, which was financed through proceeds from the issuance of ENP common units to the public. The results of operations of the Vinegarone Assets are included with those of ENP from the date of acquisition forward.

Arkoma Basin Assets

In January 2009, ENP acquired the Arkoma Basin Assets from Encore Operating for approximately $46.4 million in cash, which was financed through borrowings under OLLC’s revolving credit facility. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of December 31, 2008 of approximately $18.1 million and $0.7 million, respectively, and the historical financial information of ENP was recast to include the Arkoma Basin Assets for all periods the properties were owned by Encore Operating. As the historical basis in the Arkoma Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC.

Permian and Williston Basin Assets

In February 2008, ENP acquired the Permian and Williston Basin Assets from Encore Operating for approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating. In determining the total purchase price, the common units were valued at $125.0 million. However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties. The cash portion of the purchase price was financed through borrowings under OLLC’s revolving credit facility. As previously discussed, the acquisition was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value as of December 31, 2007 of approximately $105.0 million and $5.1 million, respectively, and the historical financial information of ENP was recast to include the Permian and Williston Basin Assets for all periods the properties were owned by Encore Operating. As the historical basis in the Permian and Williston Basin Assets is included in the accompanying Consolidated Balance Sheets, the cash purchase price was recorded as a deemed distribution when paid to EAC.

In May 2008, ENP acquired an existing net profits interest in certain of its properties in the Permian Basin in West Texas from an independent energy company for 283,700 ENP common units, which were valued at approximately $5.8 million at the time of the acquisition.

Big Horn Basin Assets

In March 2007, EAC acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming and Montana (the “Big Horn Basin Assets”) from an independent energy company. Prior to closing, EAC assigned the rights and duties under the purchase and sale agreement relating to the Elk Basin Assets to ENP. The purchase price for the Elk Basin Assets was approximately $330.7 million in cash. The results of operations of the Big Horn Basin Assets are included with those of ENP from the date of acquisition forward.

ENP financed the acquisition of the Elk Basin Assets through a $93.7 million contribution from EAC, $120 million of borrowings under a subordinated credit agreement with EAP Operating, and borrowings under OLLC’s revolving credit facility. Please read “Note 6. Long-Term Debt” for additional discussion of ENP’s long-term debt.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma condensed financial data for 2007 (in thousands, except per unit amounts) was derived from the historical financial statements of ENP and from the accounting records of the seller to give effect to the acquisition of the Elk Basin Assets as if it had occurred on January 1, 2007. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the acquisition of the Elk Basin Assets taken place on January 1, 2007 and is not intended to be a projection of future results.

Pro forma total revenues	$197,408

Pro forma net income	$19,621

Pro forma net loss per common unit:
Basic	$(0.79)
Diluted	$(0.79)

Note 4.	Commitments and Contingencies

Litigation

ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial position, results of operations, liquidity, or ability to pay distributions.

Leases

ENP leases equipment that have non-cancelable lease terms in excess of one year. The following table summarizes by year the remaining non-cancelable future payments under these operating leases as of December 31, 2009 (in thousands):

2010	$687
2011	687
2012	514
2013	—
2014	—
Thereafter	—

$1,888

ENP’s operating lease rental expense was approximately $1.1 million, $1.0 million, and $1.1 million in 2009, 2008, and 2007, respectively.

Note 5.	Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the periods indicated:

	Year Ended December 31,
	2009	2008
	(In thousands)

Future abandonment liability at January 1	$12,376	$11,254
Acquisition of properties	67	—
Wells drilled	22	104
Accretion of discount	709	538
Plugging and abandonment costs incurred	(164)	(62)
Revision of previous estimates	120	542

Future abandonment liability at December 31	$13,130	$12,376

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, $12.6 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.6 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. Approximately $4.7 million of the long-term future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant.

Note 6.	Long-Term Debt

Revolving Credit Facility

OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In March 2009, OLLC amended the OLLC Credit Agreement to, among other things, increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. In August 2009, OLLC amended the OLLC Credit Agreement to, among other things, (1) increase the borrowing base from $240 million to $375 million, (2) increase the aggregate commitments of the lenders from $300 million to $475 million, and (3) increase the interest rate margins and commitment fees applicable to loans made under the OLLC Credit Agreement. In November 2009, OLLC amended the OLLC Credit Agreement, which will be effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement.

The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of December 31, 2009, the borrowing base was $375 million and there were $255 million of outstanding borrowings and $120 million of borrowing capacity under the OLLC Credit Agreement.

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

The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by ENP) is the rate equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) for deposits in dollars for a similar interest period. The “Base Rate” is calculated as the highest of: (1) the annual rate of

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest announced by Bank of America, N.A. as its “prime rate”; (2) the federal funds effective rate plus 0.5 percent; or (3) except during a “LIBOR Unavailability Period,” the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0 percent.

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

As of December 31, 2009, ENP and OLLC were in compliance with all covenants of the OLLC Credit Agreement.

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

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	there cease to exist liens covering at least 80 percent of the borrowing base properties; or

•	the occurrence of a change in control.

If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable.

Subordinated Credit Agreement

In March 2007, OLLC entered into a six-year subordinated credit agreement with EAP Operating pursuant to which a single subordinated term loan was made to ENP in the aggregate amount of $120 million. The total outstanding balance of $126.4 million, including accrued interest, was repaid in September 2007 using a portion of the net proceeds from the IPO at which point the credit agreement was terminated.

Long-Term Debt Maturities

The following table shows ENP’s long-term debt maturities as of December 31, 2009:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Revolving credit facility	$255,000	$—	$—	$255,000	$—	$—	$—

During 2009, 2008, and 2007, the weighted average interest rate for total indebtedness was 5.0 percent, 4.8 percent, and 8.9 percent, respectively.

Note 7.	Partners’ Equity and Distributions

Distributions

ENP’s partnership agreement requires that, within 45 days after the end of each quarter, it distribute all of its available cash (as defined in ENP’s partnership agreement) to its unitholders. Distributions are not cumulative. ENP distributes available cash to its unitholders in accordance with their ownership percentages.

The following table provides information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per		Total
2009	Declared	Common Unit	Date Paid	Distribution
				(In thousands)

Quarter ended December 31	1/25/2010	$0.5375	2/12/2010	$24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009	24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009	23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009	16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009	16,813
Quarter ended September 30	11/7/2008	$0.6600	11/14/2008	22,191
Quarter ended June 30	8/11/2008	$0.6881	8/14/2008	23,119
Quarter ended March 31	5/9/2008	$0.5755	5/15/2008	19,316

2007
Quarter ended December 31	2/6/2008	$0.3875	2/14/2008	9,843
Quarter ended September 30	11/8/2007	$0.0530 (a)	11/14/2007	1,346

(a)	Based on an initial quarterly distribution of $0.35 per unit, prorated for the period from and including September 17, 2007 (the closing date of the IPO) through September 30, 2007.

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

In May 2009, ENP issued 2,760,000 common units under its shelf registration statement at a price to the public of $15.60 per common unit. ENP used the net proceeds of approximately $40.9 million, after deducting the underwriters’ discounts and commissions of $1.9 million, in the aggregate, and offering costs of approximately $0.2 million, to fund the purchase price of the Vinegarone Assets and a portion of the purchase price of the Williston Basin Assets.

Note 8.	Earnings Per Unit

As discussed in “Note 2. Summary of Significant Accounting Policies,” ENP adopted ASC 260-10 on January 1, 2009 and all periods prior to adoption have been restated to calculate earnings per unit in accordance therewith. For 2008, basic earnings per unit and diluted earnings per unit were unaffected by the adoption of ASC 260-10. For 2007, basic earnings per unit and diluted earnings per unit each decreased $0.01 per common unit as a result of the adoption of ASC 260-10. For 2007, earnings per unit was calculated based on the net loss for the period from the closing of the IPO in September 2007 through December 31, 2007.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the allocation of net income (loss) to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per unit amounts)

Net income (loss)	$(40,329)	$220,756	$21,706
Less: net income for pre-IPO and pre-partnership operations of assets acquired from affiliates	(176)	(51,640)	(40,682)

Net income (loss) attributable to unitholders	$(40,505)	$169,116	$(18,976)

Numerator:
Numerator for basic EPU:
Net income (loss) attributable to unitholders	$(40,505)	$169,116	$(18,976)
Less: distributions earned by participating securities	(1,054)	(4,498)	(517)
Plus: cash distributions in excess of (less than) income allocated to the general partner	1,646	(1,548)	616

Net income (loss) allocated to limited partners	(39,913)	163,070	(18,877)
Plus: income allocated to dilutive participating securities	—	3,398	—

Numerator for diluted EPU	$(39,913)	$166,468	$(18,877)

Denominator:
Denominator for basic EPU:
Weighted average common units outstanding	39,366	30,568	23,877
Effect of dilutive management incentive units(a)	—	1,367	—
Effect of dilutive phantom units(b)	—	3	—

Denominator for diluted EPU	39,366	31,938	23,877

Net income (loss) per common unit:
Basic	$(1.01)	$5.33	$(0.79)
Diluted	$(1.01)	$5.21	$(0.79)

(a)	For 2007, 550,000 management incentive units were outstanding but were excluded from the diluted earnings per unit calculations because their effect would have been antidilutive. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion of the management incentive units.

(b)	Unvested phantom units have no contractual obligation to absorb losses of ENP. Therefore, for 2009 and 2007, 56,250 and 20,000 phantom units, respectively, were outstanding but were excluded from the diluted earnings per unit calculations because their effect would have been antidilutive. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion of phantom units.

Note 9.	Unit-Based Compensation Plans

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

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the management incentive units was estimated on the date of grant using a discounted dividend model. During 2008 and 2007, ENP recognized non-cash unit-based compensation expense for the management incentive units of approximately $4.8 million and $6.8 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. There have been no additional issuances of management incentive units.

Long-Term Incentive Plan

In September 2007, the board of directors of the General Partner adopted the LTIP, which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, the General Partner, and any of their subsidiaries and affiliates who perform services for ENP are eligible to be granted awards under the LTIP. The LTIP is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator. To satisfy common unit awards under the LTIP, ENP may issue common units, acquire common units in the open market, or use common units owned by EAC.

The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of December 31, 2009, there were 1,075,000 common units available for issuance under the LTIP.

Phantom Units.  Each October, ENP issues 5,000 phantom units to each member of the General Partner’s board of directors pursuant to the LTIP. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, cash equivalent to the value of a common unit. ENP intends to settle the phantom units at vesting by issuing common units to the grantee; therefore, these phantom units are classified as equity instruments. Phantom units vest equally over a four-year period. The holders of phantom units also receive distribution equivalent rights prior to vesting, which entitle them to receive cash equal to the amount of any cash distributions paid by ENP with respect to a common unit during the period the right is outstanding. During 2009, 2008, and 2007, ENP recognized non-cash unit-based compensation expense for the phantom units of approximately $0.4 million, $0.3 million, and $31,000, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.

The following table summarizes the changes in ENP’s unvested phantom units for 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2009	43,750	$18.67
Granted	25,000	18.13
Vested	(12,500)	18.83
Forfeited	—	—

Outstanding at December 31, 2009	56,250	18.40

During 2009, 2008, and 2007, ENP issued 25,000, 30,000, and 20,000, respectively, phantom units to members of the General Partner’s board of directors, the vesting of which is dependent only on the passage of

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time and continuation as a board member. The following table provides information regarding ENP’s outstanding phantom units at December 31, 2009:

	Year of Vesting
Year of Grant	2010	2011	2012	2013	Total

2007	5,000	5,000	—	—	10,000
2008	7,500	7,500	6,250	—	21,250
2009	6,250	6,250	6,250	6,250	25,000

Total	18,750	18,750	12,500	6,250	56,250

As of December 31, 2009, ENP had $0.7 million of total unrecognized compensation cost related to unvested phantom units, which is expected to be recognized over a weighted average period of 2.2 years. During 2009 and 2008, there were 12,500 and 6,250, respectively, phantom units that vested, the total fair value of which was $0.2 million and $0.1 million, respectively.

Note 10.	Fair Value Measurements

The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	December 31,
	2009		2008
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(In thousands)

Assets:
Cash and cash equivalents	$1,754	$1,754	$619	$619
Accounts receivable — trade	24,543	24,543	18,965	18,965
Accounts receivable — affiliate	8,213	8,213	3,896	3,896
Commodity derivative contracts	26,304	26,304	113,628	113,628
Liabilities:
Accounts payable — trade	577	577	1,036	1,036
Accounts payable — affiliate	2,780	2,780	5,468	5,468
Revolving credit facility	255,000	255,000	150,000	150,000
Commodity derivative contracts	19,547	19,547	229	229
Interest rate swaps	3,669	3,669	4,559	4,559

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

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closes above the floor price. Collars provide a floor price for a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price.

From time to time, ENP enters into floor spreads. In a floor spread, ENP purchases puts at a specified price (a “purchased put”) and also sells a put at a lower price (a “short put”). This strategy enables ENP to achieve some downside protection for a portion of its production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then ENP has protection against additional commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, ENP wanted to protect downside price exposure at the higher price. In order to do this, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, ENP had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net effect resulted in ENP owning one oil put option for 2,000 Bbls/D at $75 per Bbl. In the following tables, the purchased floor component of these floor spreads are shown net and included with ENP’s other floor contracts.

The following tables summarize ENP’s open commodity derivative contracts as of December 31, 2009:

Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset (Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
2010							$(1,476)
	880	$80.00	440	$93.80	760	$75.43
	2,000	75.00	1,000	77.23	250	65.95
	760	67.00	—	—	—	—
2011							2,638
	1,880	80.00	1,440	95.41	760	78.46
	1,000	70.00	—	—	—	—
	760	65.00	—	—	250	69.65
2012							(5,020)
	750	70.00	500	82.05	210	81.62
	1,510	65.00	250	79.25	1,300	76.54

							$(3,858)

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
2010							$7,963
	3,800	$8.20	3,800	$9.58	5,452	$6.20
	4,698	7.26	—	—	550	5.86
2011							2,105
	3,398	6.31	—	—	7,952	6.36
	—	—	—	—	550	5.86
2012							547
	898	6.76	—	—	5,452	6.26
	—	—	—	—	550	5.86

							$10,615

Counterparty Risk.  At December 31, 2009, ENP had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas Derivative
	Contracts	Contracts
Counterparty	Committed	Committed
	(In thousands)

BNP Paribas	$13,955	$2,795
Calyon	3,820	6,167
Royal Bank of Canada	4,158	(a )
Wachovia	3,069	1,148

(a)	Less than 10 percent.

In order to mitigate the credit risk of financial instruments, ENP enters into master netting agreements with certain counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and ENP. Instead of treating each financial transaction between the counterparty and ENP separately, the master netting agreement enables the counterparty and ENP to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit ENP in three ways: (1) the netting of the value of all trades reduces the likelihood of counterparties requiring daily collateral posting by ENP; (2) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (3) netting of settlement amounts reduces ENP’s credit exposure to a given counterparty in the event of close-out. ENP’s accounting policy is to not offset fair value amounts for derivative instruments.

Interest Rate Swaps

ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of December 31, 2009, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(In thousands)

Jan. 2010 — Jan. 2011	$50,000	3.1610%	1-month LIBOR
Jan. 2010 — Jan. 2011	25,000	2.9650%	1-month LIBOR
Jan. 2010 — Jan. 2011	25,000	2.9613%	1-month LIBOR
Jan. 2010 — Mar. 2012	50,000	2.4200%	1-month LIBOR

During 2009 and 2008, settlements of interest rate swaps increased ENP’s interest expense by approximately $3.8 million and $0.2 million, respectively.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Ineffectiveness	$2	$372	$—
Mark-to-market loss (gain)	94,438	(101,595)	23,470
Premium amortization	23,245	8,936	4,073
Settlements	(70,221)	(4,593)	(1,242)

Total derivative fair value loss (gain)	$47,464	$(96,880)	$26,301

Accumulated Other Comprehensive Loss

At December 31, 2009 and 2008, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $3.4 million and $4.3 million, respectively. During 2010, ENP expects to reclassify $3.4 million of deferred losses from accumulated other comprehensive loss to interest expense. The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to the fluctuation of interest rates.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Disclosures of Fair Value Measurements

The following table summarizes the fair value of ENP’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives				Liability Derivatives

	December 31,		December 31,		December 31,		December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives not designated as hedging instruments under ASC 815

Commodity derivative contracts	Derivatives — current	$12,881	Derivatives — current	$75,131	Derivatives — current	$6,393	Derivatives — current	$—

Commodity derivative contracts	Derivatives — noncurrent	13,423	Derivatives — noncurrent	38,497	Derivatives — noncurrent	13,154	Derivatives — noncurrent	229

Total derivatives not designated as hedging instruments under ASC 815		$26,304		$113,628		$19,547		$229

Derivatives designated as hedging instruments under ASC 815

Interest rate swaps	Derivatives — current	$—	Derivatives — current	$—	Derivatives — current	$3,421	Derivatives — current	$1,297

Interest rate swaps	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	248	Derivatives - noncurrent	3,262

Total derivatives designated as hedging instruments under ASC 815		$—		$—		$3,669		$4,559

Total derivatives		$26,304		$113,628		$23,216		$4,788

The following table summarizes the effect of derivative instruments not designated as hedges under ASC 815 on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Loss (Gain)
		Recognized in Income
Derivatives Not Designated as	Location of Loss (Gain)	Year Ended December 31,
Hedges Under ASC 815	Recognized in Income	2009	2008	2007

Commodity derivative contracts	Derivative fair value loss (gain )	$47,462	$(97,252)	$26,301

The following tables summarize the effect of derivative instruments designated as hedges under ASC 815 on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Amount of Loss Recognized
	in Accumulated OCI
	(Effective Portion)
Derivatives Designated as	Year Ended December 31,
Hedges Under ASC 815	2009	2008	2007

Interest rate swaps	$2,946	$4,505	$—

	Amount of Loss Reclassified
	from Accumulated
	OCI into Income
	(Effective Portion)
Location of Loss Reclassified from Accumulated	Year Ended December 31,
OCI into Income (Effective Portion)	2009	2008	2007

Interest expense	$3,785	$246	$—

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Loss Recognized
	in Income as Ineffective
	Year Ended December 31,
Location of Loss Recognized in Income as Ineffective	2009	2008	2007

Derivative fair value loss (gain)	$2	$372	$—

Fair Value Hierarchy

ASC 820-10 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by ASC 820-10 are as follows:

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

ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of ENP’s assets and liabilities that are accounted for at fair value on a recurring basis:

•	Level 2 — Fair values of oil and natural gas swaps were estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income-based and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 — ENP’s oil and natural gas calls, puts, and short puts are average value options, which are not exchange-traded contracts. Settlement is determined by the average underlying price over a predetermined period of time. ENP uses both observable and unobservable inputs in a Black-Scholes valuation model to determine fair value. Accordingly, these derivative instruments are classified within the Level 3 valuation hierarchy. The observable inputs of ENP’s valuation model include: (1) current market and contractual prices for the underlying instruments; (2) quoted forward prices for oil and natural gas; and (3) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract. The unobservable input of ENP’s valuation model is volatility. The implied volatilities for ENP’s calls, puts, and short puts with comparable strike prices are based on the settlement values from certain exchange-traded contracts. The implied volatilities for calls, puts, and short puts where there are no exchange-traded contracts with the same strike price are extrapolated from exchange-traded implied volatilities by an independent party.

ENP adjusts the valuations from the valuation model for nonperformance risk, using management’s estimate of the counterparty’s credit quality for asset positions and ENP’s credit quality for liability positions. ENP uses multiple sources of third-party credit data in determining counterparty nonperformance risk, including credit default swaps. ENP considers the impact of netting and offset provisions in the agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. There were no changes in the valuation techniques used to measure the fair value of ENP’s oil and natural gas calls, puts, or short puts during 2009.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
	Asset (Liability) at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Oil derivative contracts — swaps	$(12,443)	$—	$(12,443)	$—
Oil derivative contracts — floors and caps	8,585	—	—	8,585
Natural gas derivative contracts — swaps	2,087	—	2,087	—
Natural gas derivative contracts — floors and caps	8,528	—	—	8,528
Interest rate swaps	(3,669)	—	(3,669)	—

Total	$3,088	$—	$(14,025)	$17,113

The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Natural Gas
	Oil Derivative	Derivative
	Contracts — Floors	Contracts — Floors
	and Caps	and Caps	Total
	(In thousands)

Balance at January 1, 2009	$95,430	$12,741	$108,171
Total gains (losses):
Included in earnings	(32,249)	8,940	(23,309)
Settlements	(54,596)	(13,153)	(67,749)

Balance at December 31, 2009	$8,585	$8,528	$17,113

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(32,249)	$8,940	$(23,309)

Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.

All fair values have been adjusted for nonperformance risk resulting in a reduction of the net commodity derivative asset of approximately $0.1 million as of December 31, 2009. For commodity derivative contracts which are in an asset position, ENP uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, ENP uses the average credit default swap rating of its peer companies as ENP does not have its own credit default swap rating.

ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement within the

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of ENP’s assets and liabilities that are accounted for at fair value on a nonrecurring basis:

•	Level 3 — Fair values of asset retirement obligations are determined using discounted cash flow methodologies based on inputs, such as plugging costs and reserve lives, which are not readily available in public markets. Please read “Note 5. Asset Retirement Obligations” for additional discussion of ENP’s asset retirement obligations.

The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a nonrecurring basis as of December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
	Liability at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)

Asset retirement obligations	$89	$—	$—	$89	$—

Note 11.	Related Party Transactions

Administrative Services Agreement

ENP does not have any employees. The employees supporting ENP’s operations are employees of EAC. As discussed in “Note 1. Formation of the Partnership and Description of Business,” ENP entered into the Administrative Services Agreement pursuant to which Encore Operating performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the Administrative Services Agreement unless its acts or omissions constitute gross negligence or willful misconduct.

Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services. From April 1, 2008 to March 31, 2009, the administration fee was $1.88 per BOE of ENP’s production. Effective April 1, 2009, the administrative fee increased to $2.02 per BOE of ENP’s production. ENP also reimburses Encore Operating for actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if ENP acquires additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of the General Partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and the General Partner, with the approval of the conflicts committee of the board of directors of the General Partner.

ENP reimburses EAC for any state income, franchise, or similar tax incurred by EAC resulting from the inclusion of ENP in consolidated tax returns with EAC as required by applicable law. The amount of any such

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement is limited to the tax that ENP would have incurred had it not been included in a combined group with EAC.

Administrative fees (including COPAS recovery) paid to Encore Operating pursuant to the Administrative Services Agreement are included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations. The reimbursements of actual third-party expenses incurred by Encore Operating on ENP’s behalf are included in “Lease operating expense” in the accompanying Consolidated Statement of Operations. The following table shows amounts paid by ENP to Encore Operating pursuant to the Administrative Services Agreement for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Administrative fees (including COPAS recovery)	$5,693	$6,600	$2,848
Third-party expenses	5,352	8,269	3,502

As of December 31, 2009 and 2008, ENP had a payable to EAC of $2.8 million and $5.5 million, respectively, which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets and a receivable from EAC of $8.2 million and $3.9 million, respectively, which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.

Acquisitions from EAC

As previously discussed, ENP acquired (1) the Permian and Williston Basin Assets from Encore Operating in February 2008 for approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating, (2) the Arkoma Basin Assets from Encore Operating in January 2009 for approximately $46.4 million in cash, (3) the Williston Basin Assets from Encore Operating in June 2009 for approximately $25.2 million in cash, and (4) the Rockies and Permian Basin Assets from Encore Operating in August 2009 for approximately $179.6 million in cash. Prior to acquisition by ENP, these properties were owned by EAC and were not separate legal entities.

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

Distributions

During 2009, 2008, and 2007, ENP paid cash distributions of approximately $43.9 million, $46.9 million, and $0.8 million, respectively, to EAC and its subsidiaries, including the General Partner. During 2008 and 2007, ENP paid cash distributions of approximately $3.5 million and $27,000, respectively, to certain executive officers of the General Partner based on their ownership of management incentive units.

Other

As discussed in “Note 6. Long-Term Debt,” during 2007, ENP had a subordinated credit agreement with EAP Operating, which was repaid in full with a portion of the net proceeds from the IPO.

EAC contributed $93.7 million in cash to ENP in March 2007. These proceeds were used by ENP, along with proceeds from the borrowings under ENP’s long-term debt agreements, to purchase the Elk Basin Assets.

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, EAC made a non-cash contribution in March 2007 of derivative oil put contracts representing 2,500 Bbls/D of production at $65.00 per Bbl for the period of April 2007 through December 2008. At the date of transfer, the derivative contracts had a fair value of $9.4 million.

Note 12.	Subsequent Events

Subsequent events were evaluated through February 24, 2010, which is the date the financial statements were issued.

On January 25, 2010, ENP announced that the board of directors of the General Partner declared an ENP cash distribution for the fourth quarter of 2009 to unitholders of record as of the close of business on February 8, 2010 at a rate of $0.5375 per unit. Approximately $24.6 million was paid to unitholders on February 12, 2010.

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION

Capitalized Costs and Costs Incurred Relating to Oil and Natural Gas Producing Activities

The capitalized cost of oil and natural gas properties was as follows as of the dates indicated:

	December 31,
	2009	2008
	(In thousands)

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	$851,833	$814,903
Unproved properties	55	84
Accumulated depletion, depreciation, and amortization	(210,417)	(154,584)

	$641,471	$660,403

The following table summarizes costs incurred related to oil and natural gas properties for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Acquisitions:
Proved properties(a)	$32,265	$5,940	$498,057
Unproved properties	1	—	105

Total acquisitions	32,266	5,940	498,162

Development:
Drilling and exploitation(b)	7,197	31,450	21,277

Total development	7,197	31,450	21,277

Exploration:
Drilling and exploitation	1,088	8,104	9,899
Other	135	119	101

Total exploration	1,223	8,223	10,000

Total costs incurred	$40,686	$45,613	$529,439

(a)	Includes asset retirement obligations incurred for acquisition activities of $66 thousand and $6.5 million in 2009 and 2007, respectively.

(b)	Includes asset retirement obligations incurred for development activities of $23 thousand, $29 thousand, and $0.1 million during 2009, 2008, and 2007, respectively.

Oil & Natural Gas Producing Activities — Unaudited

The estimates of ENP’s proved oil and natural gas reserves, which are located entirely within the United States, were prepared in accordance with guidelines established by the SEC. Proved oil and natural gas reserve quantities are derived from estimates prepared by Miller and Lents, Ltd., who are independent petroleum engineers.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods assumed or that prices and costs will remain constant. Actual production may not equal the estimated amounts used in the preparation of reserve projections. In accordance

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

with SEC guidelines, 2009 estimates of future net cash flows from ENP’s properties and the representative value thereof are made using an unweighted average of the closing oil and natural gas prices for the applicable commodity on the first day of each month in 2009 and are held constant throughout the life of the properties. In accordance with past SEC guidelines, 2008 and 2007 estimates of future net cash flows from ENP’s properties and the representative value thereof are made using oil and natural gas prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Prices used in estimating ENP’s future net cash flows were as follows:

	2009	2008	2007

Oil (per Bbl)	$61.18	$44.60	$96.01
Natural gas (per Mcf)	$3.83	$5.62	$7.47

Net future cash inflows have not been adjusted for commodity derivative contracts outstanding at the end of the year. Future cash inflows are reduced by estimated production and development costs, which are based on year-end economic conditions and held constant throughout the life of the properties, by estimated abandonment costs, net of salvage, and by the estimated effect of future income taxes due to the Texas margin tax. Future federal income taxes have not been deducted from future net revenues in the calculation of ENP’s standardized measure as each partner is separately taxed on his share of ENP’s taxable income.

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

ENP’s estimated net quantities of proved oil and natural gas reserves were as follows as of the dates indicated:

	December 31,
	2009	2008	2007

Proved developed reserves:
Oil (MBbls)	26,341	24,769	30,851
Natural gas (MMcf)	78,379	70,462	72,955
Combined (MBOE)	39,404	36,513	43,010
Proved undeveloped reserves:
Oil (MBbls)	2,589	2,509	4,377
Natural gas (MMcf)	6,320	7,549	10,283
Combined (MBOE)	3,643	3,767	6,091
Proved reserves:
Oil (MBbls)	28,930	27,278	35,228
Natural gas (MMcf)	84,699	78,011	83,238
Combined (MBOE)	43,047	40,280	49,101

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

The changes in ENP’s proved reserves were as follows for the periods indicated:

		Natural	Oil
	Oil	Gas	Equivalent
	(MBbls)	(MMcf)	(MBOE)

Balance, December 31, 2006(a)	9,073	76,824	21,877
Purchases of minerals-in-place	25,965	6,221	27,002
Extensions and discoveries	488	7,414	1,724
Revisions of previous estimates	1,934	(1,470)	1,688
Production	(2,232)	(5,751)	(3,190)

Balance, December 31, 2007(a)	35,228	83,238	49,101
Purchases of minerals-in-place	32	2,489	447
Extensions and discoveries	148	2,832	620
Revisions of previous estimates	(5,596)	(4,329)	(6,318)
Production	(2,534)	(6,219)	(3,570)

Balance, December 31, 2008(a)	27,278	78,011	40,280
Purchases of minerals-in-place	—	18,837	3,140
Extensions and discoveries	2	1,112	187
Revisions of previous estimates	3,987	(7,164)	2,793
Production	(2,337)	(6,097)	(3,353)

Balance, December 31, 2009	28,930	84,699	43,047

(a)	Includes 1,585 MBOE, 1,510 MBOE, and 1,952 MBOE of proved reserves as of December 31, 2008, 2007, and 2006, respectively, associated with the Arkoma Basin Assets ENP acquired from Encore Operating in January 2009. Also includes 1,899 MBOE, 2,330 MBOE, and 444 MBOE of proved reserves as of December 31, 2008, 2007, and 2006, respectively, associated with the Williston Basin Assets ENP acquired from Encore Operating in June 2009. Also includes 10,732 MBOE, 13,663 MBOE, and 6,321 MBOE of proved reserves as of December 31, 2008, 2007, and 2006, respectively, associated with the Rockies and Permian Basin Assets ENP acquired from Encore Operating in August 2009. The acquisitions of these assets were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby ENP’s historical financial information and proved reserve volumes were recast to include the acquired properties for all periods the properties were owned by Encore Operating.

Recent SEC Rule-Making Activity.  In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. Application of the new reserve rules resulted in the use of lower prices at December 31, 2009 for both oil and natural gas than would have resulted under the previous rules. Use of new 12-month average pricing rules at December 31, 2009 resulted in a decrease in proved reserves of approximately 2.2 MMBOE. Pursuant to the SEC’s final rule, prior period reserves were not restated.

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

ENP’s standardized measure of discounted estimated future net cash flows was as follows as of the dates indicated:

	December 31,
	2009	2008	2007
	(In thousands)

Future cash inflows	$1,879,504	$1,406,100	$3,392,199
Future production costs	(819,352)	(706,589)	(1,157,893)
Future development costs	(46,852)	(50,540)	(61,961)
Future abandonment costs, net of salvage	(29,339)	(28,771)	(27,750)
Future income tax expense	(1,217)	(182)	(7,344)

Future net cash flows	982,744	620,018	2,137,251
10% annual discount	(488,243)	(293,396)	(1,073,527)

Standardized measure of discounted estimated future net cash flows	$494,501	$326,622	$1,063,724

The changes in ENP’s standardized measure of discounted estimated future net cash flows were as follows for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net change in prices and production costs	$153,083	$(660,592)	$145,074
Purchases of minerals-in-place	19,136	5,856	719,376
Extensions, discoveries, and improved recovery	1,588	5,938	28,692
Revisions of previous quantity estimates	65,300	(60,036)	46,995
Production, net of production costs	(95,270)	(76,970)	(161,737)
Previously estimated development costs incurred during the period	4,732	13,685	17,542
Accretion of discount	32,662	106,373	25,527
Change in estimated future development costs	(3,527)	(6,372)	(39,806)
Net change in income taxes	(457)	3,345	(2,427)
Change in timing and other	(9,368)	(68,329)	29,225

Net change in standardized measure	167,879	(737,102)	808,461
Standardized measure, beginning of year	326,622	1,063,724	255,263

Standardized measure, end of year	$494,501	$326,622	$1,063,724

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data — Unaudited

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per unit data)

2009

Revenues, as reported	$18,651	$27,246	$41,032	$46,560
Plus: revenues from assets acquired from affiliate	7,648	9,380	—	—

Revenues, as recast	$26,299	$36,626	$41,032	$46,560

Operating income (loss), as reported	$6,780	$(35,043)	$10,383	$(10,059)
Plus: operating income (loss) from assets acquired from affiliate	(2,492)	1,044	—	—

Operating income (loss), as recast	$4,288	$(33,999)	$10,383	$(10,059)

Net income (loss), as reported	$4,568	$(37,593)	$7,460	$(13,316)
Plus: net income (loss) from assets acquired from affiliate	(2,492)	1,044	—	—

Net income (loss), as recast	$2,076	$(36,549)	$7,460	$(13,316)

Net income (loss) allocation:
Limited partners’ interest in net income (loss)	$4,499	$(37,093)	$5,904	$(13,169)
General partner’s interest in net income (loss)	$69	$(630)	$63	$(147)
Net income (loss) per common unit:
Basic	$0.14	$(1.08)	$0.13	$(0.29)
Diluted	$0.14	$(1.08)	$0.13	$(0.29)
2008

Revenues, as reported	$49,245	$67,160	$84,110	$26,383
Plus: revenues from assets acquired from affiliate	23,377	24,312	—	11,294

Revenues, as recast	$72,622	$91,472	$84,110	$37,677

Operating income (loss), as reported	$7,291	$(38,817)	$113,981	$120,278
Plus: operating income from assets acquired from affiliate	11,464	13,810	—	381

Operating income (loss)	$18,755	$(25,007)	$113,981	$120,659

Operating income (loss), as reported	$5,585	$(40,526)	$111,892	$118,150
Plus: operating income from assets acquired from affiliate	11,550	13,810	—	295

Net income (loss)	$17,135	$(26,716)	$111,892	$118,445

Net income (loss) allocation:
Limited partners’ interest in net income (loss)	$(247)	$(45,441)	$89,716	$115,332
General partner’s interest in net income (loss)	$(36)	$(735)	$1,444	$1,843
Net income (loss) per common unit:
Basic	$(0.01)	$(1.45)	$2.86	$3.68
Diluted	$(0.01)	$(1.45)	$2.86	$3.49

In June 2009, ENP acquired the Williston Basin Assets from Encore Operating. In August 2009, ENP acquired the Rockies and Permian Basin Assets from Encore Operating. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and ENP’s historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, the above selected quarterly financial data reflects the historical results of ENP combined with those of the Williston Basin Assets and the Rockies and Permian Basin Assets.

ENCORE ENERGY PARTNERS LP

SUPPLEMENTARY INFORMATION — (Continued)

As discussed in “Note 2. Summary of Significant Accounting Policies” and “Note 8. Earnings Per Unit,” ENP adopted ASC 260-10 on January 1, 2009 and all periods have been restated to calculate earnings per unit in accordance therewith.

ENCORE ENERGY PARTNERS LP

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our general partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

As of December 31, 2009, our general partner’s management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our general partner’s management determined that we maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is included below.

ENCORE ENERGY PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Encore Energy Partners GP LLC
and Unitholders of Encore Energy Partners LP:

We have audited Encore Energy Partners LP’s (the “Partnership”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Energy Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Energy Partners LP as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
February 24, 2010

ENCORE ENERGY PARTNERS LP

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner manages our operations and activities. All executive officers of our general partner are employees of EAC and devote time as needed to conduct our business and affairs. Our general partner has a board of directors that oversees its management, operations, and activities. The board of directors and executive officers of our general partner make all strategic decisions on our behalf.

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

Name	Age	Position with Encore Energy Partners GP LLC

I. Jon Brumley	70	Chairman of the Board
Jon S. Brumley	39	Chief Executive Officer, President, and Director
Robert C. Reeves	40	Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
L. Ben Nivens	49	Senior Vice President and Chief Operating Officer
John W. Arms	42	Senior Vice President, Acquisitions
Kevin Treadway	44	Senior Vice President, Land
Andrea Hunter	35	Vice President, Controller, and Principal Accounting Officer
Thomas H. Olle	55	Vice President, Strategic Solutions
Andy R. Lowe	58	Vice President, Marketing
Arnold L. Chavkin	58	Director
John E. Jackson	51	Director
J. Luther King, Jr.	69	Director
Clayton E. Melton	66	Director
George W. Passela	64	Director

Executive Officers

I. Jon Brumley has been Chairman of the Board of our general partner since February 2007. Mr. Brumley has been Chairman of the Board of EAC since its inception in April 1998. He also served as Chief Executive Officer of EAC from its inception until December 2005 and President of EAC from its inception until August 2002. Beginning in August 1996, Mr. Brumley served as Chairman and Chief Executive Officer of MESA Petroleum (an independent oil and gas company) until MESA’s merger in August 1997 with Parker & Parsley to form Pioneer Natural Resources Company (an independent oil and gas company). He served as Chairman and Chief Executive Officer of Pioneer until joining EAC in 1998. Mr. Brumley received a Bachelor of Business Administration from the University of Texas and a Master of Business Administration from the University of Pennsylvania Wharton School of Business. He is the father of Jon S. Brumley.

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

ENCORE ENERGY PARTNERS LP

Robert C. Reeves has been the Senior Vice President, Chief Financial Officer, and Treasurer of our general partner since February 2007 and Corporate Secretary since May 2008. Mr. Reeves has been the Senior Vice President, Chief Financial Officer, and Treasurer of EAC since November 2006 and Corporate Secretary of EAC since May 2008. From November 2006 until January 2007, Mr. Reeves also served as Corporate Secretary of EAC. Mr. Reeves served as Senior Vice President, Chief Accounting Officer, Controller, and Assistant Corporate Secretary of EAC from November 2005 until November 2006. He served as EAC’s Vice President, Controller, and Assistant Corporate Secretary from August 2000 until October 2005. He served as Assistant Controller of EAC from April 1999 until August 2000. Prior to joining EAC, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Mr. Reeves received his Bachelor of Science degree in Accounting from the University of Kansas. He is a Certified Public Accountant.

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

John W. Arms has been the Senior Vice President — Acquisitions of our general partner and EAC since February 2007. Mr. Arms served as Vice President of Business Development of EAC from September 2001 until February 2007. From November 1998 until September 2001, Mr. Arms served as Manager of Acquisitions and in various other petroleum engineering positions for EAC. Prior to joining EAC in November 1998, Mr. Arms was a Senior Reservoir Engineer for Union Pacific Resources and an Engineer at XTO Energy, Inc. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

Kevin Treadway has been the Senior Vice President — Land of our general partner and EAC since February 2008. Mr. Treadway served as the Vice President — Land of our general partner from February 2007 to February 2008. Mr. Treadway served as the Vice President — Land of EAC from April 2003 to February 2008. From May 2000 to April 2003, Mr. Treadway held various positions of increasing responsibility in EAC’s land department. Prior to joining EAC in May 2000, Mr. Treadway served as a landman at Coho Resources. Mr. Treadway received a Bachelor of Science in Petroleum Land Management from the University of Southwestern Louisiana.

Andrea Hunter has been the Vice President, Controller, and Principal Accounting Officer of our general partner and EAC since February 2008. From September 2007 to February 2008, Ms. Hunter served as Controller of our general partner and EAC since September 2007. From July 2003 to September 2007, Ms. Hunter held positions of increasing responsibility at EAC, including financial reporting senior manager. Prior to joining EAC in July 2003, Ms. Hunter worked in public accounting, first in the Assurance and Business Advisory Services of PricewaterhouseCoopers LLP and later as an editor at Thomson Publishing’s Practitioners Publishing Company. Ms. Hunter received a Master of Science and Bachelor of Business Administration, both in Accounting, from the University of Texas at Arlington. She is a Certified Public Accountant.

Thomas H. Olle has been the Vice President, Strategic Solutions of our general partner and EAC since February 2008. From February 2007 to February 2008, Mr. Olle served as Vice President, Mid-Continent Region of our general partner. From November 2006 to February 2008, Mr. Olle served as Vice President, Mid-Continent Region of EAC. From February 2005 until November 2006, Mr. Olle was EAC’s Senior Vice

ENCORE ENERGY PARTNERS LP

President, Asset Management. Mr. Olle served as EAC’s Senior Vice President, Asset Management of the Cedar Creek Anticline from April 2003 to February 2005. Mr. Olle joined EAC in March 2002 as Vice President of Engineering. Prior to joining EAC, Mr. Olle served as Senior Engineering Advisor of Burlington Resources, Inc. (an independent oil and gas company) from September 1999 to March 2002. From July 1986 to September 1999, he served as Regional Engineer of Burlington Resources. Mr. Olle received a Bachelor of Science degree with Highest Honors in Mechanical Engineering from the University of Texas at Austin.

Andy R. Lowe has been the Vice President, Marketing of our general partner since February 2008. Mr. Lowe has been the Vice President, Marketing of EAC since February 2007. From May 2006 until February 2007, Mr. Lowe was EAC’s Director of Marketing. Prior to joining EAC, Mr. Lowe was Vice President  — Marketing for Vintage Petroleum, Inc. from December 1997 until December 2005. Mr. Lowe served as General Manager — Marketing for Vintage Petroleum, Inc. from 1992 until December 1997. Mr. Lowe served as president of Quasar Energy, Inc. from 1990 until 1992, providing downstream natural gas marketing services. From September 1983 to November 1990, he was employed by Maxus Energy Corporation, formerly Diamond Shamrock Exploration Company, serving as Manager of Marketing and in various other management and supervisory capacities. From 1981 to September 1983, he was employed by American Quasar Exploration Company as Manager of Oil and Gas Marketing. From 1978 to 1981, Mr. Lowe was employed by Texas Pacific Oil Company serving in various positions in production and marketing. Mr. Lowe received a Bachelor of Science degree in Education from Texas Tech University.

Directors

I. Jon Brumley.  Please refer to page 123.

Jon S. Brumley.  Please refer to page 123.

Arnold L. Chavkin has been a director of our general partner since October 2007 and is the chairman of the audit committee of the board of directors of our general partner. Mr. Chavkin is also a member of the conflicts committee of the board of directors of our general partner. Mr. Chavkin is a managing director at Pinebrook Road Partners, a private equity fund. From 1991 until his retirement in 2006, he served in various capacities with JPMorgan Chase & Co, including as the Chief Investment Officer at J.P. Morgan Partners, LLC. Prior to that, Mr. Chavkin was a member of Chemical Bank’s merchant banking and corporate finance groups, specializing in mergers and acquisitions and private placements for the energy industry. Mr. Chavkin served as a director of EAC from 1998 to 2004. Mr. Chavkin is a Certified Public Accountant. He received a Bachelor of Arts degree and a Masters of Business Administration from Columbia University.

John E. Jackson has been a director of our general partner since February 2008. Mr. Jackson served as Chairman, Chief Executive Officer, and President of Price Gregory Services, Inc. (a pipeline-related infrastructure service provider in North America) from February 2008 until its sale on October 1, 2009. Mr. Jackson has served as a director of Exterran Holding, Inc. (formerly Hanover Compressor Company) since July 2004 and served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007. Mr. Jackson joined Hanover in January 2002 as Senior Vice President and Chief Financial Officer. Mr. Jackson also serves as a director of Seitel, Inc.

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

Clayton E. Melton has been a director of our general partner since August 2007. Mr. Melton has served as the Vice President/General Manager of Gemaire, Texas a subsidiary of Gemaire Distributors L.L.C., a

ENCORE ENERGY PARTNERS LP

distributor of heating and air conditioning equipment located in Deerfield Beach, Florida, since October 1, 2009. From January 2003 to October 2009, he served as President of Atlantic Service & Supply LLC, a distributor of heating and air conditioning supplies. From May 1999 to December 2002, he served as President of Comfort Products L.L.C., an air conditioning and heating distribution company. Prior to May 1999, Mr. Melton held various leadership and management positions in his 34 years of service in the U.S. Army obtaining the rank of Brigadier General. Mr. Melton received a Bachelor of Science in Business Administration from William Carey College and a Masters of Public Administration from the University of Missouri.

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

The board of directors of our general partner has adopted categorical standards to assist it in making independence determinations. However, the board of directors of our general partner considers all material relationships with each director in making its independence determinations. A relationship falls within the categorical standards if it:

•	Is a type of relationship addressed in Item 404 of Regulation S-K under the Exchange Act or Section 303A.02(b) of the NYSE Listed Company Manual, but those rules neither require disclosure nor preclude a determination of independence; or

•	Consists of charitable contributions by EAC and its affiliates, including our general partner, to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2 percent of the organization’s gross revenue in any of the last three years.

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

ENCORE ENERGY PARTNERS LP

Board Committees

As of February 17, 2010, the board of directors of our general partner had an audit committee and a conflicts committee. The following table sets forth the membership on each committee:

Name	Audit	Conflicts

Arnold L. Chavkin	Chair	Member
John E. Jackson
J. Luther King, Jr.	Member	Member
Clayton E. Melton	Member	Member
George W. Passela	Member	Chair

In 2009, the Audit Committee held 5 meetings, the Conflicts Committee held 4 meetings, and the board of directors of our general partner held 9 meetings. Each director attended at least 75 percent of all board and applicable committee meetings in 2009.

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

The board of directors of our general partner has determined that all members of the Audit Committee are independent under the listing standards of the NYSE and the rules of the SEC. In addition, the board of directors of our general partner has determined that Mr. Chavkin is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The charter of the Audit Committee is available free of charge on the “Corporate Governance” section of our website at www.encoreenp.com.

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

The board of directors of our general partner has determined that all members of the Conflicts Committee are independent under the listing standards of the NYSE.

Code of Business Conduct and Ethics and Governance Guidelines

We have adopted a Code of Business Conduct and Ethics for our general partner’s directors, officers (including our general partner’s principal executive officer, principal financial officer, and principal accounting officer), and employees. We have also adopted Governance Guidelines, which, in conjunction with our certificate of limited partnership, bylaws, and committee charters of the board of directors of our general partner, form the framework for our governance. We will post on our website any amendments to the Code of

ENCORE ENERGY PARTNERS LP

Business Conduct and Ethics or waivers of the Code of Business Conduct and Ethics for directors and executive officers of our general partner.

Our Code of Business Conduct and Ethics and the Governance Guidelines are available free of charge on the “Corporate Governance” section of our website at www.encoreenp.com.

Executive Sessions of Non-Management Directors

Messrs. Chavkin, Jackson, King, Melton, and Passela are non-management directors of our general partner and Messrs. Chavkin, King, Melton, and Passela are independent under the listing standards of the NYSE. The non-management directors meet in executive session without management participation at least three times per year. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. These meetings are chaired by the chairman of the Audit Committee.

Unitholder Communications

Individuals may communicate with the entire board of directors of our general partner or with our general partner’s non-management directors. Any such communication should be sent via letter addressed to the member or members of the board of directors of our general partner to whom the communication is directed. All such communications, other than unsolicited commercial solicitations or communications, will be forwarded to the appropriate director or directors for review.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of our general partner and holders of more than 10 percent of our common units to file reports with the SEC regarding their ownership and changes in ownership of our securities. We believe that, during 2009, the directors and executive officers of our general partner and our 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments thereto, provided to us and the written representations of the directors and executive officers of our general partner.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not employ any of the persons responsible for managing our business, and we do not have a compensation committee. Our general partner manages our operations and activities and its board of directors and officers make decisions on our behalf. All of the executive officers of our general partner serve in the same capacities for EAC. The compensation of EAC’s employees that perform services on our behalf (other than the long-term incentive plan benefits described below) are set by the compensation committee of, and paid for by, EAC. We do not expect to pay any salaries or bonuses, or to make awards under our long-term incentive plan, to the named executive officers of our general partner.

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
I. Jon Brumley, Jon S. Brumley, Arnold L.
Chavkin, John E. Jackson, J. Luther King, Jr.,
Clayton E. Melton, and George W. Passela

Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by, or paid to our general partner’s named executive officers for the periods indicated:

							Change in Pension
							Value and
							Nonqualified
				Stock		Non-Equity	Deferred
			Cash	Awards	Option	Incentive Plan	Compensation	All Other
Name and Title	Year	Salary	Bonus	(a)	Awards	Compensation	Earnings	Compensation	Total

I. Jon Brumley	2009	$—	$—	$—	$—	$—	$—	$—	$—
Chairman of the Board	2008	—	—	1,236,785	—	—	—	—	1,236,785
	2007	—	—	1,769,074	—	—	—	—	1,769,074
Jon S. Brumley	2009	—	—	—	—	—	—	—	—
Chief Executive Officer	2008	—	—	1,236,785	—	—	—	—	1,236,785
and President	2007	—	—	1,769,074	—	—	—	—	1,769,074
Robert C. Reeves	2009	—	—	—	—	—	—	—	—
Senior Vice President,	2008	—	—	951,373	—	—	—	—	951,373
Chief Financial Officer,	2007	—	—	1,360,825	—	—	—	—	1,360,825
Treasurer, and Corporate Secretary
L. Ben Nivens	2009	—	—	—	—	—	—	—	—
Senior Vice President	2008	—	—	665,961	—	—	—	—	665,961
and Chief Operating	2007	—	—	952,578	—	—	—	—	952,578
Officer
John W. Arms	2009	—	—	—	—	—	—	—	—
Senior Vice President,	2008	—	—	665,961	—	—	—	—	665,961
Acquisitions	2007	—	—	952,578	—	—	—	—	952,578

(a)	Reflects the compensation cost recognized by us with respect to grants of management incentive units, which does not correspond to the actual value that may be realized by the named executive officers. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Grants of Plan-Based Awards for 2009

Our general partner’s named executive officers did not receive any grants of plan — based awards with respect to performance in 2009.

Outstanding Equity Awards at December 31, 2009

At December 31, 2009, none of the named executive officers of our general partner held any outstanding equity awards in us. All previously issued management incentive units were converted into our common units in the fourth quarter of 2008.

ENCORE ENERGY PARTNERS LP

Units Vested

There were no vestings of plan-based awards for our general partner’s named executive officers during 2009.

Pension Benefits

We do not maintain any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified under the Code.

Potential Payments Upon Termination or Change-in-Control

None of our named executive officers were entitled to potential payments from us upon termination or a change-in-control as of December 31, 2009.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. I. Jon Brumley, our general partner’s chairman of the board of directors, serves as the chairman of the board of directors of EAC, and Jon S. Brumley, our general partner’s Chief Executive Officer and President and member of our general partner’s board of directors, serves as the Chief Executive Officer and President and member of the board of directors of EAC. However, all compensation decisions with respect to each of these persons are made by EAC and, other than with respect to the previously issued management incentive units, none of these individuals receive any compensation directly from us or our general partner. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information about relationships among us, our general partner, and EAC.

Director Compensation

Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table sets forth a summary of the compensation paid to or earned by non-employee directors of our general partner during 2009:

				Change in
				Pension Value and
				Nonqualified
	Fees Earned		Non-Equity	Deferred
	or Paid in	Unit	Incentive Plan	Compensation	All Other
Name	Cash(a)	Awards(b)	Compensation	Earnings	Compensation	Total(c)

Arnold L. Chavkin	$130,000	$90,650	$—	$—	$—	$220,650
John E. Jackson	68,000	90,650	—	—	—	158,650
J. Luther King, Jr.	123,000	90,650	—	—	—	213,650
Clayton E. Melton	121,000	90,650	—	—	—	211,650
George W. Passela	133,000	90,650	—	—	—	223,650

(a)	Directors receive an annual retainer of $50,000 plus additional fees of $2,000 for attendance at each board meeting and $1,000 for attendance at each committee meeting. The chair of each committee receives an additional annual fee of $10,000. Each member of the conflicts committee receives a fee of $25,000 each

ENCORE ENERGY PARTNERS LP

time we seek approval under our partnership agreement of a potential conflict of interest in connection with a drop-down transaction between us and EAC.

(b)	Directors receive an annual grant of 5,000 phantom units under the Encore Energy Partners GP LLC Long-Term Incentive Plan. Amount is determined by multiplying the number of phantom units granted by $18.13, the closing price of our common units on the NYSE on October 26, 2009, which was the date of grant. Phantom units vest in four equal annual installments, subject to immediate vesting in the event of a change in control or termination of employment due to death or disability and to such other terms as are set forth in the award agreement. Each phantom unit is accompanied by a distribution equivalent right, which entitles the holder to receive cash equal to the amount of any cash distributions made by us with respect to a common unit during the period the right is outstanding.

(c)	We also reimburse directors for out-of-pocket expenses attendant to membership on the board of directors of our general partner. These amounts are excluded from the above table.

Long-Term Incentive Plan

In September 2007, the board of directors of our general partner approved the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of EAC, our general partner, and any of their subsidiaries and affiliates who perform services for us are eligible to be granted awards under the LTIP. The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. The LTIP is administered by the board of directors of our general partner or a committee thereof, referred to as the plan administrator.

The plan administrator may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. The plan administrator also has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The LTIP will expire on the earliest of (1) the date the units are no longer available under the LTIP for grants, (2) termination of the LTIP by the plan administrator, or (3) the date 10 years following the date of adoption.

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

ENCORE ENERGY PARTNERS LP

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

ENCORE ENERGY PARTNERS LP

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our common units as of February 17, 2010 by:

•	each person known by us to beneficially own 5 percent or more of our outstanding common units;

•	each member of the board of directors of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

ENCORE ENERGY PARTNERS LP

Unless otherwise noted, the persons named below have sole voting and investment power with respect to such units.

	Common Units
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class

5% Beneficial Owners
Encore Acquisition Company(a)	20,924,055	46.1%
777 Main Street, Suite 1400 Fort Worth, TX 76040
Encore Partners LP Holdings LLC(a)	9,995,801	22.0%
777 Main Street, Suite 1400 Fort Worth, TX 76040
Encore Operating, L.P.(a)	10,928,254	24.1%
777 Main Street, Suite 1400 Fort Worth, TX 76040
Directors and Named Executive Officers(b)
I. Jon Brumley(c)	616,711	1.4%
Jon S. Brumley	456,415	1.0%
Robert C. Reeves(d)	347,588	*
L. Ben Nivens	242,862	*
John W. Arms	265,062	*
Arnold L. Chavkin	20,500	*
John E. Jackson	15,000	*
J. Luther King, Jr.(e)	133,750	*
Clayton E. Melton	18,400	*
George W. Passela	25,000	*
All directors and executive officers as a group (14 persons)	2,145,288	4.7%

*	Less than 1%.

(a)	EAC is the ultimate parent company of Encore Energy Partners LP Holdings LLC and Encore Operating and therefore, may be deemed to beneficially own the ENP common units held by Encore Partners LP Holdings LLC and Encore Operating.

(b)	Includes unvested phantom units as of February 17, 2010 as follows: Mr. Chavkin (11,250), Mr. Jackson (11,250), Mr. King (11,250), Mr. Melton (11,250), and Mr. Passela (11,250), and all directors and executive officers as a group (56,250).

(c)	Mr. Brumley is the sole officer, director, and shareholder of a corporation that is the sole general partner of a limited partnership that owns 596,317 common units. Accordingly, Mr. Brumley has sole voting and dispositive power with respect to the common units owned by the partnership. In addition, 573,156 of the common units identified above are pledged as security with respect to outstanding indebtedness of Mr. Brumley.

(d)	Includes 346,541 common units which are pledged as security with respect to outstanding indebtedness of Mr. Reeves.

(e)	Includes 60,500 common units held by clients of Luther King Capital Management Corporation (“LKCM”), a registered investment advisory firm controlled by Mr. King. Pursuant to investment management agreements with such clients, LKCM generally has voting and investment power over such common units. Mr. King disclaims beneficial ownership of such common units, except to the extent of his pecuniary interest therein.

ENCORE ENERGY PARTNERS LP

The following table sets forth, as of February 17, 2010, the number of shares of common stock of EAC owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group.

	Shares Beneficially
Name of Beneficial Owner(a)(b)	Owned	Percent of Class

I. Jon Brumley(c)	2,615,105	4.6%
Jon S. Brumley	1,087,115	1.9%
Robert C. Reeves	221,512	*
John W. Arms	152,442	*
L. Ben Nivens	122,528	*
Arnold L. Chavkin	—	*
John E. Jackson	400	*
J. Luther King, Jr.(d)	284,385	*
Clayton E. Melton	—	*
George W. Passela	—	*
All executive officers and directors as a group (14 persons)	4,831,989	8.5%

*	Less than 1%.

(a)	Includes options that are or become exercisable within 60 days of February 17, 2010 as follows: Mr. I. Jon Brumley (337,638), Mr. Jon S. Brumley (374,506), Mr. Reeves (105,182), Mr. Nivens (28,685), and Mr. Arms (64,034), and all executive officers and directors as a group (1,101,748) upon the exercise of stock options granted pursuant to EAC’s incentive stock plans.

(b)	Includes unvested restricted stock as of February 17, 2010 as follows: Mr. I. Jon Brumley (81,552), Mr. Jon S. Brumley (143,227), Mr. Reeves (62,375), Mr. Nivens (66,715), and Mr. Arms (43,545), and all directors and executive officers as a group (486,000).

(c)	Mr. Brumley is the sole officer, director, and shareholder of a corporation that is the sole general partner of two limited partnerships that own a total of 1,945,013 shares. Accordingly, Mr. Brumley has sole voting and dispositive power with respect to the shares owned by these partnerships.

(d)	Represents shares of EAC held by clients of LKCM. Pursuant to investment management agreements with such clients, LKCM generally has voting and investment power over such shares. Mr. King disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

The following table sets forth information about our common units that may be issued under the LTIP as of December 31, 2009:

	(a)	(b)	(c)
Number of
	Number of		Securities Remaining
	Securities to		Available for
	be Issued	Weighted-Average Exercise	Future Issuance
	Upon Exercise	Price of	Under Equity Compensation
	of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities
	and Rights(a)	Rights	Reflected in Column (a))

Equity compensation plans approved by unitholders	—	—	1,075,000
Equity compensation plans not approved by unitholders	—	—	—

Total	—	—	1,075,000

(a)	There are no outstanding warrants or equity rights awarded under the LTIP. Excludes 56,250 shares of unvested phantom units.

ENCORE ENERGY PARTNERS LP

For discussion of our unit-based compensation plans, please read “Item 11. Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 17, 2010, affiliates of our general partner, including directors and executive officers of our general partner, owned 22,950,393 common units representing approximately 50.7 of our outstanding common units. In addition, our general partner owned all 504,851 general partner units representing a 1.1 percent general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and upon liquidation of ENP. These distributions and payments were determined by and among affiliated entities.

Ongoing Operations of ENP

Distributions of available cash to our general partner and its affiliates	We make cash distributions to our unitholders, including our general partner and its affiliates, as the holders of 20,924,055 common units and all 504,851 general partner units, in accordance with their ownership percentages.

Payments to our general partner and its affiliates	Our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. We do not expect to incur any additional fees or to make other payments to our general partner in connection with operating our business. Our administrative services agreement requires us to pay Encore Operating an administrative fee of $2.02 per BOE of our production for administrative services performed by us and reimburse Encore Operating for actual third-party expenses incurred on our behalf. For further information regarding the administrative services agreement, please read “Administrative Services Agreement” below.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Upon Liquidation of ENP

Liquidation	Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

ENCORE ENERGY PARTNERS LP

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

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we acquire any additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; or

•	otherwise as agreed upon by Encore Operating and our general partner, with the approval of the conflicts committee of the board of directors of our general partner.

The administrative services agreement will terminate in the following circumstances:

•	at our discretion upon 90 days notice to Encore Operating;

•	at the discretion of Encore Operating upon 90 days notice to us;

•	upon a change in control of our general partner or Encore Operating by EAC or upon Encore Operating’s failure to pay an employee within 30 days of the date such employee’s payment is due, subject to certain limitations; or

•	upon the bankruptcy, dissolution, liquidation, or winding up of Encore Operating.

We also reimburse EAC for any state income, franchise, or similar tax incurred by EAC resulting from the inclusion of us in consolidated tax returns with EAC as required by applicable law. The amount of any such reimbursement is limited to the tax that we would have incurred had we not been included in a combined group with EAC.

Policies and Procedures for Approval of Related Person Transactions

The board of directors of our general partner has adopted a policy with respect to related person transactions to document procedures pursuant to which such transactions are reviewed, approved, or ratified. The policy applies to any transaction in which:

•	ENP is a participant;

•	any related person has a direct or indirect material interest; and

ENCORE ENERGY PARTNERS LP

•	the amount involved exceeds $120,000, but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S-K.

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

The Audit Committee of the board of directors of our general partner appointed Ernst & Young LLP as our independent registered public accounting firm for 2010.

Fees Incurred by Us for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by us for services provided by Ernst & Young LLP during the periods indicated:

	2009	2008

Audit fees(a)	$1,038,847	$868,471
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,038,847	$868,471

(a)	Represent fees for professional services provided in connection with: (1) the annual audit of our consolidated financial statements and our general partner’s consolidated balance sheets; (2) the annual audit of our internal control over financial reporting; (3) the review of our quarterly consolidated financial statements; and (4) audit services provided in connection with SEC filings, including comfort letters, consents, and comment letters.

Audit Committee’s Pre-Approval Policy and Procedures

The policy of our general partner’s Audit Committee is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval. Our general partner’s Audit Committee requires our independent registered public accounting firm and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those circumstances, our general partner’s Audit Committee of our general partner requires specific pre-approval before engaging our independent registered public accounting firm. Our general partner’s Audit Committee of our general partner has delegated pre-approval authority to its chairman for those instances when pre-approval is needed prior to a scheduled meeting. The chairman of the Audit Committee of our general partner must report on such approval at the next scheduled meeting.

All services provided by our independent registered public accounting firm were pre-approved.

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

(b) Exhibits

Exhibit
No.		Description

3.1		Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference from Exhibit 3.1 to ENP’s Registration Statement on Form S-1 (File No. 333-142847), filed with the SEC on May 11, 2007).
3.2		Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference from Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
3	.2.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of May 10, 2007 (incorporated by reference from Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on April 18, 2008).
10.1		Credit Agreement, dated as of March 7, 2007, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders (incorporated by reference from Exhibit 10.2 to EAC’s Current Report on Form 8-K, filed with the SEC on March 13, 2007).
10.2		First Amendment to Credit Agreement, dated as of August 22, 2007, by and among Encore Energy Partners Operating LLC, Encore Energy Partner LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders (incorporated by reference from Exhibit 10.2 to Amendment No. 4 to ENP’s Registration Statement on Form S-1, filed with the SEC on August 28, 2007).
10.3		Second Amendment to Credit Agreement, dated as of March 10, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on March 11, 2009).

ENCORE ENERGY PARTNERS LP

Exhibit
No.		Description

10.4		Third Amendment to Credit Agreement, dated as of August 11, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of ENP’s Current Report on Form 8-K filed on August 13, 2009).
10.5		Fourth Amendment to Credit Agreement, dated as of November 24, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Encore Energy Partners LP’s Current Report on Form 8-K, filed with the SEC on December 1, 2009).
10.6		Amended and Restated Administrative Services Agreement, dated as of September 17, 2007, by and among Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Energy Partners Operating LLC, Encore Acquisition Company and Encore Operating, L.P. (incorporated by reference from Exhibit 10.2 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
10	.7+	Encore Energy Partners GP LLC Long-Term Incentive Plan, dated as of September 17, 2007 (incorporated by reference from Exhibit 10.3 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).
10	.8+	Form of Phantom Unit Award Agreement (incorporated by reference from Exhibit 10.10 to Amendment No. 3 to ENP’s Registration Statement on Form S-1, filed with the SEC on August 10, 2007).
10.9		Purchase and Sale Agreement, dated May 18, 2009, by and among Encore Energy Partners LP, Encore Energy Partners Operating LLC, and Encore Operating, L.P. (incorporated by reference from Exhibit 2.1 of ENP’s Current Report on Form 8-K, filed with the SEC on June 5, 2009).
10.10		Purchase and Sale Agreement, dated June 28, 2009, by and among Encore Energy Partners LP, Encore Energy Partners Operating LLC, and Encore Operating, L.P. (incorporated by reference from Exhibit 2.1 of ENP’s Current Report on Form 8-K, filed with the SEC on June 29, 2009).
12	.1*	Statement showing computation of ratio of earnings (loss) to fixed charges.
21	.1*	Subsidiaries of Encore Energy Partners LP as of February 22, 2010.
23	.1*	Consent of Ernst & Young LLP.
23	.2*	Consent of Miller and Lents, Ltd.
24	.1*	Power of Attorney (included on the signature page of this Report).
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).
32	.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).
32	.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).
99	.1*	Miller and Lents, Ltd. report on the Reserves and Future Net Revenues of Encore Energy Partners LP as of December 31, 2009.

*	Filed herewith.

+	Management contract or compensatory plan, contract, or arrangement.

ENCORE ENERGY PARTNERS LP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE ENERGY PARTNERS LP

By: Encore Energy Partners GP LLC, its General Partner

Date: February 22, 2010	By: /s/ Jon S. Brumley Jon S. Brumley Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title or Capacity (Position with Encore
Signature	Energy Partners GP LLC)	Date

/s/ I. Jon Brumley I. Jon Brumley	Chairman of the Board and Director	February 22, 2010

/s/ Jon S. Brumley Jon S. Brumley	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 22, 2010

/s/ Robert C. Reeves Robert C. Reeves	Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (Principal Financial Officer)	February 22, 2010

/s/ Andrea Hunter Andrea Hunter	Vice President, Controller, and Principal Accounting Officer	February 22, 2010

/s/ Arnold L. Chavkin Arnold L. Chavkin	Director	February 22, 2010

/s/ John E. Jackson John E. Jackson	Director	February 22, 2010

/s/ J. Luther King, Jr. J. Luther King, Jr.	Director	February 22, 2010

/s/ Clayton E. Melton Clayton E. Melton	Director	February 22, 2010

/s/ George W. Passela George W. Passela	Director	February 22, 2010