Form 10-Q
period 2010-03-31
Encore Energy Partners LP
filed 2010-05-07
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of common units outstanding as of May 5, 2010	45,341,597

ENCORE ENERGY PARTNERS LP
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and our other materials filed with the United States Securities and Exchange Commission (“SEC”), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements. These forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “could,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “predict,” “potential,” “pursue,” “target,” “continue,” and other words and terms of similar meaning. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Item 1A. Risk Factors” and elsewhere in our 2009 Annual Report on Form 10-K and in our other filings with the SEC. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

i

ENCORE ENERGY PARTNERS LP
GLOSSARY
     The following are abbreviations and definitions of certain terms used in this Report. The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been summarized from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole. An exploratory, development, or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

•	Denbury. Denbury Resources Inc., a publicly traded Delaware corporation, together with its subsidiaries.

•	EAC. Encore Acquisition Company, together with its subsidiaries. EAC merged with and into Denbury on March 9, 2010.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find a new field or to find a new reservoir in a field previously producing oil or natural gas in another reservoir.

•	FASB. Financial Accounting Standards Board.

•	FASC. FASB Accounting Standards Codification.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include ad valorem taxes, labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Productive Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

•	Proved Reserves. The estimated quantities of hydrocarbons, which, by analysis of geoscience and engineering data, can be

ii

ENCORE ENERGY PARTNERS LP
estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing conditions and operating methods.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,382	$1,754
Accounts receivable:
Trade	22,931	24,543
Affiliate	3,316	8,213
Derivatives	15,725	12,881
Other	482	857

Total current assets	51,836	48,248

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	852,617	851,833
Unproved properties	48	55
Accumulated depletion, depreciation, and amortization	(222,755)	(210,417)

	629,910	641,471

Other property and equipment	863	863
Accumulated depreciation	(475)	(419)

	388	444

Goodwill	9,290	9,290
Other intangibles, net	3,240	3,316
Derivatives	12,960	13,423
Other	3,042	3,459

Total assets	$710,666	$719,651

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$773	$577
Affiliate	1,431	2,780
Accrued liabilities:
Lease operating	5,546	4,157
Development capital	1,031	1,484
Interest	411	429
Production taxes and marketing	11,970	10,218
Derivatives	10,109	9,815
Oil and natural gas revenues payable	2,634	1,598
Other	1,633	1,632

Total current liabilities	35,538	32,690

Derivatives	11,613	13,401
Future abandonment cost, net of current portion	12,708	12,556
Long-term debt	250,000	255,000

Total liabilities	309,859	313,647

Commitments and contingencies (see Note 11)

Partners’ equity:
Limited partners — 45,341,597 and 45,285,347 common units issued and outstanding, respectively	403,563	409,777
General partner — 504,851 general partner units issued and outstanding	506	(353)
Accumulated other comprehensive loss	(3,262)	(3,420)

Total partners’ equity	400,807	406,004

Total liabilities and partners’ equity	$710,666	$719,651

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009 *
Revenues:
Oil	$39,953	$22,898
Natural gas	8,622	3,231
Marketing	70	170

Total revenues	48,645	26,299

Expenses:
Production:
Lease operating	11,619	12,157
Production taxes and marketing	5,066	3,220
Depletion, depreciation, and amortization	12,851	14,509
Exploration	21	22
General and administrative	3,728	3,015
Derivative fair value gain	(5,413)	(10,907)

Total expenses	27,872	22,016

Operating income	20,773	4,283

Other income (expenses):
Interest	(3,359)	(2,216)
Other	25	10

Total other expenses	(3,334)	(2,206)

Income before income taxes	17,439	2,077
Income tax provision	(26)	(1)

Net income	$17,413	$2,076

Net income allocation (see Note 8):
Limited partners’ interest in net income	$17,221	$4,499
General partner’s interest in net income	$192	$69

Net income per common unit:
Basic	$0.38	$0.14
Diluted	$0.38	$0.14

Weighted average common units outstanding:
Basic	45,299	33,078
Diluted	45,324	33,081

Cash distributions declared per common unit	$0.5375	$0.5000

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per unit amounts)
(unaudited)

					Accumulated
					Other	Total
	Limited Partners		General Partner		Comprehensive	Partners’
	Units	Amount	Units	Amount	Loss	Equity
Balance at December 31, 2009	45,285	$409,777	505	$(353)	$(3,420)	$406,004
Owner contributions	—	3	—	935	—	938
Non-cash unit-based compensation	—	898	—	8	—	906
Vesting of phantom units	57	—	—	—	—	—
Cash distributions to unitholders ($0.5375 per unit)	—	(24,341)	—	(271)	—	(24,612)
Components of comprehensive income:
Net income attributable to unitholders	—	17,226	—	187	—	17,413
Change in deferred hedge loss on interest rate swaps, net of tax of $17	—	—	—	—	158	158

Total comprehensive income						17,571

Balance at March 31, 2010	45,342	$403,563	505	$506	$(3,262)	$400,807

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009*
Cash flows from operating activities:
Net income	$17,413	$2,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	12,851	14,509
Deferred taxes	(11)	37
Non-cash unit-based compensation expense	906	137
Non-cash derivative loss (gain)	(3,700)	12,944
Other	1,366	216
Changes in operating assets and liabilities:
Accounts receivable	6,556	(534)
Current derivatives	—	(1,214)
Other current assets	141	86
Long-term derivatives	—	(21)
Other assets	(15)	—
Accounts payable	(1,153)	(352)
Other current liabilities	4,167	2,616

Net cash provided by operating activities	38,521	30,500

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(292)	—
Development of oil and natural gas properties	(989)	(2,053)

Net cash used in investing activities	(1,281)	(2,053)

Cash flows from financing activities:
Proceeds from long-term debt	5,000	51,000
Payments on long-term debt	(10,000)	(16,000)
Deemed distributions to affiliates in connection with acquisitions	—	(46,421)
Cash distributions to unitholders	(24,612)	(16,791)
Other	—	(612)

Net cash used in financing activities	(29,612)	(28,824)

Increase (decrease) in cash and cash equivalents	7,628	(377)
Cash and cash equivalents, beginning of period	1,754	619

Cash and cash equivalents, end of period	$9,382	$242

*	Recast as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of Business
     ENP is engaged in the acquisition, exploitation, and development of oil and natural gas reserves from onshore fields in the United States. Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of Denbury, serves as ENP’s general partner and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, owns and operates ENP’s properties. ENP’s properties and oil and natural gas reserves are located in four core areas:
•	the Big Horn Basin in Wyoming and Montana;

•	the Permian Basin in West Texas and New Mexico;

•	the Williston Basin in North Dakota and Montana; and

•	the Arkoma Basin in Arkansas and Oklahoma.
EAC’s Merger with Denbury
     On March 9, 2010, Encore Acquisition Company, the former parent of the General Partner, was merged (the “Merger”) with and into Denbury, with Denbury surviving the Merger. As part of the Merger, Denbury became the owner of the General Partner and approximately 46 percent of ENP’s outstanding common units. The Merger did not impact the accompanying Consolidated Financial Statements.
Note 2. Basis of Presentation
     ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In June 2009, ENP acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating, L.P. (“Encore Operating”). In August 2009, ENP acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and ENP’s historical financial information, including the first quarter of 2009, was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, the consolidated financial statements and notes thereto reflect the historical results of ENP combined with those of the Williston Basin Assets and the Rockies and Permian Basin Assets.
     The results of operations of the Williston Basin Assets and the Rockies and Permian Basin Assets related to pre-partnership operations were allocated to EAC and its affiliates based on their respective ownership percentages in ENP. The effect of recasting ENP’s consolidated financial statements to account for these common control transactions decreased ENP’s net income by approximately $2.5 million for the three months ended March 31, 2009.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of March 31, 2010 and results of operations and cash flows for the three months ended March 31, 2010 and 2009. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ENP’s 2009 Annual Report on Form 10-K.
Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the current period presentation. On the accompanying Consolidated Balance Sheet, marketing liabilities were reclassed to “Production taxes and marketing” in current liabilities and ad valorem liabilities were reclassed to “Lease operating” in current liabilities. On the accompanying Consolidated Statement of Operations, NGL revenues were reclassed from “Natural gas revenues” to “Oil revenues,” marketing expenses were reclassed to

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
“Lease operating expenses,” ad valorem taxes were reclassed to “Lease operating expenses,” and transportation expenses were reclassed to “Production taxes and marketing.”
New Accounting Pronouncements
     Fair Value Measurements and Disclosures. In January 2010, the FASB issued guidance in the “Fair Value Measurements and Disclosures” topic of the FASC to require additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. This guidance was generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirement to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation is effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years) with early adoption allowed. ENP elected to adopt this guidance on January 1, 2010. The adoption of this guidance did not impact ENP’s results of operations or financial condition.
     Subsequent Events. On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact ENP’s results of operations of financial condition.
Note 3. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(in thousands)
Proved leasehold costs	$609,922	$609,692
Wells and related equipment — Completed	242,607	241,953
Wells and related equipment — In process	88	188

Total proved properties	$852,617	$851,833

Note 4. Fair Value Measurements
     The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	March 31, 2010		December 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(in thousands)
Assets:
Cash and cash equivalents	$9,382	$9,382	$1,754	$1,754
Accounts receivable — trade	22,931	22,931	24,543	24,543
Accounts receivable — affiliate	3,316	3,316	8,213	8,213
Commodity derivative contracts	28,685	28,685	26,304	26,304
Liabilities:
Accounts payable — trade	773	773	577	577
Accounts payable — affiliate	1,431	1,431	2,780	2,780
Revolving credit facility	250,000	245,269	255,000	252,047
Commodity derivative contracts	18,169	18,169	19,547	19,547
Interest rate swaps	3,553	3,553	3,669	3,669
     The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The book value of the revolving credit facility approximates fair value as the interest rate is variable;

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
however, ENP adjusted the estimated fair value for estimated non-performance risk of approximately $4.7 million and $3.0 million at March 31, 2010 and December 31, 2009, respectively. Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.
Derivative Policy
     ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production. These arrangements are structured to reduce ENP’s exposure to commodity price decreases, but they can also limit the benefit ENP might otherwise receive from commodity price increases. ENP’s risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions, all of which are lenders underwriting the ENP’s revolving credit facility. ENP also uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.
     ENP applies the provisions of the “Derivatives” topic of the FASC, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss within partners’ equity until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.
     ENP has elected to designate its outstanding interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings and included in “Derivative fair value gain” in the accompanying Consolidated Statements of Operations.
     ENP has elected not to designate its current portfolio of commodity derivative contracts as hedges. Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Derivative fair value gain” in the accompanying Consolidated Statements of Operations.
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
     From time to time, ENP enters into floor spreads. In a floor spread, ENP purchases puts at a specified price (a “purchased put”) and also sells a put at a lower price (a “short put”). This strategy enables ENP to achieve some downside protection for a portion of its production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then ENP has protection against commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, ENP wished to protect downside price exposure at the higher price. In order to do this, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, ENP had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net result is ENP effectively owning one oil put option for 2,000 Bbls/D at $75 per Bbl. In the following tables, the purchased floor component of these floor spreads are shown net and included with ENP’s other floor contracts.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The following tables summarize ENP’s open commodity derivative contracts as of March 31, 2010:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Apr. — Dec. 2010							$(4,063)
	880	$80.00	440	$93.80	760	$75.43
	2,000	75.00	1,000	77.23	250	65.95
	760	67.00	—	—	—	—
2011							908
	1,880	80.00	1,440	95.41	760	78.46
	1,000	70.00	—	—	—	—
	760	65.00	—	—	250	69.65
2012							(5,085)
	750	70.00	500	82.05	210	81.62
	1,510	65.00	250	79.25	1,300	76.54

							$(8,240)

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Apr. — Dec. 2010							$11,447
	3,800	$8.20	3,800	$9.58	5,452	$6.20
	4,698	7.26	—	—	550	5.86
2011							5,350
	3,398	6.31	—	—	7,952	6.36
	—	—	—	—	550	5.86
2012							1,959
	898	6.76	—	—	5,452	6.26
	—	—	—	—	550	5.86

							$18,756

     Counterparty Risk. At March 31, 2010, ENP had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed
	(in thousands)
BNP Paribas	$8,270	$5,085
Calyon	2,495	8,980
RBC	2,476	3,366
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
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of March 31, 2010, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Apr. 2010 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
Apr. 2010 - Jan. 2011	25,000	2.9650%	1-month LIBOR
Apr. 2010 - Jan. 2011	25,000	2.9613%	1-month LIBOR
Apr. 2010 - Mar. 2012	50,000	2.4200%	1-month LIBOR
Current Period Impact
     ENP recognizes derivative fair value gains and losses related to: (1) ineffectiveness on derivative contracts designated as hedges; (2) changes in the fair market value of derivative contracts not designated as hedges; (3) settlements on derivative contracts not designated as hedges; and (4) premium amortization. The following table summarizes the components of “Derivative fair value gain” for the periods indicated:

	Three months ended March 31,
	2010	2009
	(in thousands)
Ineffectiveness on interest rate swaps	$59	$89
Mark-to-market loss (gain)	(6,179)	7,300
Premium amortization	2,420	5,555
Settlements	(1,713)	(23,851)

Total derivative fair value gain	$(5,413)	$(10,907)

Accumulated Other Comprehensive Loss
     At March 31, 2010 and December 31, 2009, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $3.3 million and $3.4 million, respectively. During the twelve months ending March 31, 2011, ENP expects to reclassify $3.2 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense. The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to the fluctuation of interest rates.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Tabular Disclosures of Fair Value Measurements
     The following table summarizes the fair value of ENP’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives not designated as hedges
Commodity derivative contracts	Derivatives — current	$15,725	$12,881	Derivatives — current	$6,947	$6,393
Commodity derivative contracts	Derivatives — noncurrent	12,960	13,423	Derivatives — noncurrent	11,222	13,154

Total derivatives not designated as hedges		$28,685	$26,304		$18,169	$19,547

Derivatives designated as hedges
Interest rate swaps	Derivatives — current	$—	$—	Derivatives — current	$3,162	$3,422
Interest rate swaps	Derivatives — noncurrent	—	—	Derivatives — noncurrent	391	247

Total derivatives designated as hedges		$—	$—		$3,553	$3,669

Total derivatives		$28,685	$26,304		$21,722	$23,216

     The following table summarizes the effect of derivative instruments not designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Gain Recognized in Income
Derivatives Not Designated as	Location of Gain	Three Months Ended March 31,
Hedges	Recognized in Income	2010	2009
Commodity derivative contracts	Derivative fair value gain	$5,472	$10,996
The following tables summarize the effect of derivative instruments designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):
		Amount of Loss Recognized in
		Accumulated OCI (Effective Portion)
Derivatives Designated as		Three Months Ended March 31,
Hedges		2010	2009
Interest rate swaps		$824	$715

		Amount of Loss Reclassified from Accumulated
		OCI into Income (Effective Portion)
Location of Loss Reclassified from Accumulated		Three Months Ended March 31,
OCI into Income (Effective Portion)		2010	2009
Interest expense		$982	$881

		Amount of Loss Recognized
		in Income as Ineffective
		Three Months Ended March 31,
Location of Loss Recognized in Income as Ineffective		2010	2009
Derivative fair value gain		$59	$89
Fair Value Hierarchy
     The FASC established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:
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

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     ENP’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels. The following methods and assumptions were used to estimate the fair values of ENP’s assets and liabilities that are accounted for at fair value on a recurring basis:
•	Level 2 — Fair values of oil and natural gas swaps were estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services reflecting broker market quotes. Fair values of interest rate swaps were estimated using a combined income-based and market-based valuation methodology based upon credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

•	Level 3 — ENP’s oil and natural gas calls, puts, and short puts are average value options, which are not exchange—traded contracts. Settlement is determined by the average underlying price over a predetermined period of time. ENP uses both observable and unobservable inputs in a Black-Scholes valuation model to determine fair value. Accordingly, these derivative instruments are classified within the Level 3 valuation hierarchy. The observable inputs of ENP’s valuation model include: (1) current market and contractual prices for the underlying instruments; (2) quoted forward prices for oil and natural gas; and (3) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract. The unobservable inputs of ENP’s valuation model include volatility. The implied volatilities for ENP’s calls, puts, and short puts with comparable strike prices are based on the settlement values from certain exchange-traded contracts. The implied volatilities for calls, puts, and short puts where there are no exchange-traded contracts with the same strike price are extrapolated from exchange-traded implied volatilities by an independent party.
     ENP adjusts the valuations from the valuation model for nonperformance risk, using management’s estimate of the counterparty’s credit quality for asset positions and ENP’s credit quality for liability positions. ENP uses multiple sources of third-party credit data in determining counterparty nonperformance risk, including credit default swaps.
     The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Asset (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$(11,859)	$—	$(11,859)	$—
Oil derivative contracts — floors and caps	3,619	—	—	3,619
Natural gas derivative contracts — swaps	8,325	—	8,325	—
Natural gas derivative contracts — floors and caps	10,431	—	—	10,431
Interest rate swaps	(3,553)	—	(3,553)	—

Total	$6,963	$—	$(7,087)	$14,050

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the three months ended March 31, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts —	Derivative Contracts —
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2010	$8,585	$8,528	$17,113
Total gains (losses):
Included in earnings	(4,910)	115	(4,795)
Settlements	(56)	1,788	1,732

Balance at March 31, 2010	$3,619	$10,431	$14,050

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(4,910)	$115	$(4,795)

     Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value gain” in the accompanying Consolidated Statements of Operations.
     All fair values have been adjusted for nonperformance risk resulting in an increase of the net commodity derivative asset of approximately $20 thousand as of March 31, 2010. For commodity derivative contracts which are in an asset position, ENP uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, ENP uses the average credit default swap rating of its peer companies as ENP does not have its own credit default swap rating.
Note 5. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the three months ended March 31, 2010 (in thousands):

Future abandonment liability at January 1, 2010	$13,130
Accretion of discount	179
Revision of previous estimates	31
Plugging and abandonment costs incurred	(20)

Future abandonment liability at March 31, 2010	$13,320

     As of March 31, 2010, $12.7 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.6 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheet. Approximately $4.8 million of the long-term future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant.
Note 6. Long-Term Debt
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement. In conjunction with this amendment, Denbury paid a fee of approximately $0.9 million to the lenders under the OLLC Credit Agreement and is not seeking reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is reflected as a capital contribution to ENP by Denbury in its capacity as the parent of the General Partner and is included in “General and administrative expense” in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2010 as a non-cash expense.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of March 31, 2010, the borrowing base was $375 million and there were $250 million of outstanding borrowings and $125 million of borrowing capacity under the OLLC Credit Agreement.
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
     The OLLC Credit Agreement contains several restrictive covenants including, among others, the following:
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
     As of March 31, 2010, ENP and OLLC were in compliance with all covenants of the OLLC Credit Agreement.
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
     The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2010
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010	(a)	$22,923 (a)

2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010		24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009		24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009		23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009		16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.
Note 8. Earnings Per Unit
     ENP applies the provisions of the “Earnings Per Share” topic of the FASC, which requires earnings per unit to be calculated using the two-class method. Under the two-class method of calculating earnings per unit, earnings are allocated to participating securities as if all earnings for the period had been distributed. A participating security is any security that may participate in distributions with common units. For purposes of calculating earnings per unit, general partner units and unvested phantom units are considered participating securities. Earnings per unit is calculated by dividing the limited partners’ interest in net income, after deducting the interests of participating securities, by the weighted average common units outstanding.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table reflects the allocation of net income to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Three months ended
	March 31,
	2010	2009
	(in thousands, except per unit amounts)
Net income	$17,413	$2,076
Less: net loss for pre-partnership operations of assets acquired from affiliates	—	2,492

Net income attributable to unitholders	$17,413	$4,568

Numerator:
Numerator for basic earnings per unit:
Net income attributable to unitholders	$17,413	$4,568
Less: distributions earned by participating securities	(252)	(252)
Plus: cash distributions in excess of income allocated to the general partner	60	183

Net income allocated to limited partners	$17,221	$4,499

Denominator:
Denominator for basic earnings per unit:
Weighted average common units outstanding	45,299	33,078
Effect of dilutive phantom units	25	3

Denominator for diluted earnings per unit	45,324	33,081

Net income per common unit:
Basic	$0.38	$0.14
Diluted	$0.38	$0.14
Note 9. Unit-Based Compensation Plans
Long-Term Incentive Plan
     In September 2007, the board of directors of the General Partner adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of Denbury, the General Partner, and any of their subsidiaries and affiliates who perform services for ENP are eligible to be granted awards under the LTIP. The LTIP is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator. To satisfy common unit awards under the LTIP, ENP may issue common units, acquire common units in the open market, or use common units owned by Denbury.
     The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of March 31, 2010, there were 1,075,000 common units available for issuance under the LTIP with none outstanding.
     Phantom Units. As a result of the change of control of the General Partner in conjunction with the Merger of EAC with and into Denbury, all of ENP’s outstanding phantom units vested and were settled in common units. The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense of approximately $0.7 million during the three months ended March 31, 2010. The fair value of these phantom units was approximately $1.2 million on the date of the Merger. Historically, each October, ENP issued 5,000 phantom units to each member of the General Partner’s board of directors pursuant to the LTIP. A phantom unit entitled the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan administrator, the cash equivalent equal to the value of a common unit on the vest date. ENP intended to settle any outstanding phantom units at vesting by issuing common units to the grantee; therefore, phantom units were classified as equity instruments. Phantom units vested equally over a four-year period. The holders of phantom units were also entitled to distribution equivalent rights prior to vesting, which entitled them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right was outstanding. During the three months ended March 31, 2010 and 2009, ENP recognized non-cash unit-based

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
compensation expense related to phantom units of approximately $0.7 million and $0.1 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.
     The following table summarizes the changes in ENP’s unvested phantom units for the three months ended March 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2010	56,250	$18.40
Vested	(56,250)	18.40

Outstanding at March 31, 2010	—	—

Note 10. Comprehensive Income
     The components of comprehensive income, net of tax, were as follows for the periods indicated:

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Net income	$17,413	$2,076
Change in deferred hedge loss on interest rate swaps	158	(713)

Comprehensive income	$17,571	$1,363

Note 11. Commitments and Contingencies
     ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.
     Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for ENP’s contractual obligations as of March 31, 2010.
Note 12. Related Party Transactions
Administrative Services Agreement
     ENP does not have any employees. The employees supporting the operations of ENP are employees of Denbury. Encore Operating performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
     During the three months ended March 31, 2010 and 2009, the administration fee was $2.02 per BOE and $1.88 per BOE, respectively, of ENP’s production. ENP also reimburses Encore Operating for actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
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
     ENP reimburses Denbury for any state, income, franchise, or similar tax incurred by Denbury resulting from the inclusion of ENP in consolidated tax returns with Denbury as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP would have incurred had it not been included in a combined group with Denbury.
     Administrative fees (including COPAS recovery) paid to Encore Operating pursuant to the administrative services agreement are included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations. The reimbursements of actual third-party expenses incurred by Encore Operating on ENP’s behalf are included in “Lease operating expense” or “general and administrative expenses” in the accompanying Consolidated Statement of Operations based on the nature of the expense. The following table illustrates amounts paid by ENP to Encore Operating pursuant to the administrative service agreement for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Administrative fees (including COPAS recovery)	$3,060	$1,662
Third-party expenses	2,762	956
     As of March 31, 2010, ENP had a payable to Denbury of $1.4 million which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from Denbury of $3.3 million which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets. As of December 31, 2009, ENP had a payable to EAC of $2.8 million which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from EAC of $8.2 million which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.
Acquisitions from EAC
     As previously discussed, ENP acquired (1) the Williston Basin Assets from Encore Operating in June 2009 for approximately $25.2 million in cash and (2) the Rockies and Permian Basin Assets from Encore Operating in August 2009 for approximately $179.6 million in cash. Prior to acquisition by ENP, these properties were owned by EAC and were not separate legal entities.
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
Distributions
      Each quarter ENP pays cash distributions on all of its outstanding units, including those common units held by the General Partner and its affiliates, and pays cash distributions to the General Partner based upon its general partner interest. On February 12, 2010, ENP paid cash distributions of approximately $24.6 million, of which $11.5 million was paid to the General Partner and its affiliates. On February 13, 2009, ENP paid cash distributions of approximately $16.8 million, of which $10.7 million was paid to the General Partner and its affiliates.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 13. Subsequent Events
     On April 30, 2010, the board of directors of the General Partner declared an ENP cash distribution for the first quarter of 2010 to unitholders of record as of the close of business on May 10, 2010 at a rate of $0.50 per unit. Approximately $22.9 million is expected to be paid to unitholders on or about May 14, 2010, of which $10.7 million is expected to be paid to Denbury. Also on April 30, 2010, ENP and Denbury, the ultimate parent of ENP’s general partner, announced the intent to explore a broad range of strategic alternatives to enhance the value of ENP’s common units, including, but not limited to, those involving a possible merger, sale, or other transaction involving ENP, Denbury’s interest in the General Partner, or all or part of the ENP common units that Denbury owns.
     Effective April 1, 2010, the administrative fee under ENP’s administrative services agreement increased to $2.06 per BOE of ENP’s production as a result of the COPAS Wage Index Adjustment.

ENCORE ENERGY PARTNERS LP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements, which give our current expectations or forecasts of future events. Actual results could differ materially from those discussed in these forward-looking statements due to many factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in our 2009 Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Report.
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	Overview of Business

•	First Quarter 2010 Highlights

•	Results of Operations
•	Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009
•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements
Overview of Business
     We are a Delaware limited partnership engaged in the acquisition, exploitation, and development of oil and natural gas reserves from onshore fields in the United States. Our primary business objective is to make quarterly cash distributions to our unitholders in accordance with our guideline as discussed in “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Distributions to unitholders.” Our properties and oil and natural gas reserves are located in four core areas:
•	the Big Horn Basin in Wyoming and Montana;

•	the Permian Basin in West Texas and New Mexico;

•	the Williston Basin in North Dakota and Montana; and

•	the Arkoma Basin in Arkansas and Oklahoma.
     On March 9, 2010, Encore Acquisition Company, the former parent of our general partner, was merged (the “Merger”) with and into Denbury, with Denbury surviving the Merger. As part of the Merger, Denbury became the owner of our general partner and approximately 46 percent of our outstanding common units. Upon the effectiveness of the Merger, I. Jon Brumley and Jon S. Brumley resigned from the board of directors of our general partner resulting in a decrease in the number of directors from seven to five.
     On April 30, 2010, we and Denbury, the ultimate parent of our general partner, announced the intent to explore a broad range of strategic alternatives to enhance the value of our common units, including, but not limited to, those involving a possible merger, sale, or other transaction involving us, Denbury’s interest in our general partner, or all or part of our common units that Denbury owns.
     There is no assurance that a review of strategic alternatives will result in the proposal or completion of any transaction with acceptable terms. We and Denbury do not expect to update the market with any further information on the process unless and until disclosure is deemed appropriate.
     In June 2009, we acquired the Williston Basin Assets, from Encore Operating for approximately $25.2 million in cash, which was financed though borrowings under our revolving credit facility. In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash, which was financed though borrowings under our revolving credit facility and a portion of proceeds from the issuance of 9,430,000 common units to the public. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and our historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, our financial condition and results of operations, including the first quarter of 2009, reflect our historical results combined with those of the Williston Basin Assets and the Rockies and Permian Basin Assets.

ENCORE ENERGY PARTNERS LP
First Quarter 2010 Highlights
     Our financial and operating results for the first quarter of 2010 included the following:
•	Our net income increased to $17.4 million ($0.38 per diluted common unit) as compared to $2.1 million ($0.14 per diluted common unit) for the first quarter of 2009.

•	Our oil and natural gas revenues increased 86 percent to $48.6 million as compared to $26.1 million in the first quarter of 2009.

•	Our average realized oil price increased 97 percent to $71.28 per Bbl as compared to $36.20 per Bbl in the first quarter of 2009. Our average realized natural gas price increased 91 percent to $5.69 per Mcf as compared to $2.97 per Mcf in the first quarter of 2009.

•	Our production margin increased 195 percent to $31.9 million as compared to $10.8 million in the first quarter of 2009. Total oil and natural gas wellhead revenues per BOE increased by 86 percent while total production expenses per BOE increased by nine percent. On a per BOE basis, our production margin increased 197 percent to $39.23 per BOE as compared to $13.21 per BOE for the first quarter of 2009.

•	We invested $0.8 million in oil and natural gas activities, of which $0.5 million was invested in development, exploitation, and exploration activities, yielding 1 gross (0.1 net) productive wells, and $0.3 million was invested in acquisitions.
Results of Operations
Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended March 31,		Increase / (Decrease)
	2010	2009 (a)	$	%
Revenues (in thousands):
Oil	$39,953	$22,898	$17,055	74%
Natural gas	8,622	3,231	5,391	167%

Total oil and natural gas revenues	48,575	26,129	22,446	86%
Marketing	70	170	(100)	-59%

Total revenues	$48,645	$26,299	$22,346	85%

Average realized prices:
Oil ($/Bbl)	$71.28	$36.20	$35.08	97%
Natural gas ($/Mcf)	$5.69	$2.97	$2.72	91%
Combined ($/BOE)	$59.75	$32.11	$27.64	86%

Total production volumes:
Oil (MBbls)	561	633	(72)	-11%
Natural gas (MMcf)	1,515	1,087	428	39%
Combined (MBOE)	813	814	(1)	0%

Average daily production volumes:
Oil (Bbls/D)	6,228	7,029	(801)	-11%
Natural gas (Mcf/D)	16,834	12,072	4,762	39%
Combined (BOE/D)	9,034	9,041	(7)	0%

Average NYMEX prices:
Oil (per Bbl)	$78.61	$43.31	$35.30	82%
Natural gas (per Mcf)	$5.36	$4.92	$0.44	9%

(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and

ENCORE ENERGY PARTNERS LP
natural gas revenues.

	Three months ended March 31,
	2010	2009
Average realized oil price ($/Bbl)	$71.28	$36.20
Average NYMEX ($/Bbl)	$78.61	$43.31
Differential to NYMEX	$(7.33)	$(7.11)
Average realized oil price to NYMEX percentage	91%	84%

Average realized natural gas price ($/Mcf)	$5.69	$2.97
Average NYMEX ($/Mcf)	$5.36	$4.92
Differential to NYMEX	$0.33	$(1.95)
Average realized natural gas price to NYMEX percentage	106%	60%
     Our average realized oil price as a percentage of the average NYMEX price was 91 percent in the first quarter of 2010 as compared to 84 percent in the first quarter of 2009. Our average realized natural gas price as a percentage of the average NYMEX price was 106 percent in the first quarter of 2010 as compared to 60 percent in the first quarter of 2009. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. In the first quarter of 2010, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX compared to the first quarter of 2009, narrowing the average differential. As a result of the incremental NGLs value and the narrower differentials, the price we were paid per Mcf for natural gas sold under certain contracts during the first quarter of 2010 increased to a level above NYMEX.
     Oil revenues increased 74 percent from $22.9 million in the first quarter of 2009 to $40.0 million in the first quarter of 2010 as a result of a $35.08 per Bbl increase in our average realized oil price partially offset by a 72 MBbls decrease in our oil production volumes. Our higher average realized oil price increased oil revenues by approximately $19.7 million and was primarily due to a higher average NYMEX price, which increased from $43.31 per Bbl in the first quarter of 2009 to $78.61 per Bbl in the first quarter of 2010, and the overall improvement in our oil differentials as discussed above. Our lower oil production volumes decreased oil revenues by approximately $2.6 million and was primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues increased 167 percent from $3.2 million in the first quarter of 2009 to $8.6 million in the first quarter of 2010 as a result of a $2.72 per Mcf increase in our average realized natural gas price and a 428 MMcf increase in our natural gas production volumes. Our higher average realized natural gas price increased natural gas revenues by approximately $4.1 million and was primarily due to a higher average NYMEX price, which increased from $4.92 per Mcf in the first quarter of 2009 to $5.36 per Mcf in the first quarter of 2010, and the overall improvement in our natural gas differentials as discussed above. Our higher natural gas production volumes increased natural gas revenues by approximately $1.3 million and was primarily due to our acquisition of certain natural gas properties in the Vinegarone Field in Val Verde County, Texas in May 2009.

ENCORE ENERGY PARTNERS LP
Expenses. The following table summarizes our expenses for the periods indicated:

	Three months ended March 31,		Increase / (Decrease)
	2010	2009 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$11,619	$12,157	$(538)
Production taxes and marketing	5,066	3,220	1,846

Total production expenses	16,685	15,377	1,308	9%
Other:
Depletion, depreciation, and amortization	12,851	14,509	(1,658)
Exploration	21	22	(1)
General and administrative	3,728	3,015	713
Derivative fair value gain	(5,413)	(10,907)	5,494

Total operating expenses	27,872	22,016	5,856	27%
Interest	(3,359)	(2,216)	(1,143)
Income tax provision	26	1	25

Total expenses	$24,539	$19,801	$4,738	24%

Expenses (per BOE):
Production:
Lease operating	$14.29	$14.94	$(0.65)
Production taxes and marketing	6.23	3.96	2.27

Total production expenses	20.52	18.90	1.62	9%
Other:
Depletion, depreciation, and amortization	15.81	17.83	(2.02)
Exploration	0.03	0.03	-
General and administrative	4.59	3.71	0.88
Derivative fair value gain	(6.66)	(13.40)	6.74

Total operating expenses	34.29	27.07	7.22	27%
Interest	(4.13)	(2.72)	(1.41)
Income tax provision	0.03	0.00	0.03

Total expenses	$30.19	$24.35	$5.84	24%

(a)	In order to conform to the current period presentation, marketing expenses were reclassed to lease operating expenses, ad valorem taxes were reclassed to lease operating expenses, and transportation expenses were reclassed to production taxes and marketing.
     Production expenses. Production expense attributable to LOE decreased $0.5 million from $12.2 million in the first quarter of 2009 to $11.6 million in the first quarter of 2010 primarily due to retention bonuses paid in August 2009 related to EAC’s 2008 strategic alternatives process.
     Production expense attributable to production taxes and marketing increased $1.8 million from $3.2 million in the first quarter of 2009 to $5.1 million in the first quarter of 2010 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained approximately constant at 10.9 percent in the first quarter of 2010 as compared to 11.3 percent in the first quarter of 2009.
     Depletion, depreciation, and amortization (“DD&A”) expense. DD&A expense decreased $1.7 million from $14.5 million in the first quarter of 2009 to $12.9 million in the first quarter of 2010 primarily due to the increase in our proved reserves in the first quarter of 2010 as a result of higher average commodity prices.
     General and administrative (“G&A”) expense. In November 2009, we amended our revolving credit facility, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the revolving credit facility. In conjunction with this amendment, Denbury paid a fee of approximately $0.9 million to the lenders under the OLLC Credit Agreement and is not seeking reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is included as a non-cash G&A expense for first quarter of 2010. Consequently, G&A expense increased $0.7 million to $3.7 million in the first quarter of 2010 as compared to $3.0 million in the first quarter of 2009.

ENCORE ENERGY PARTNERS LP
     Derivative fair value gain. During the first quarter of 2010, we recorded a $5.4 million derivative fair value gain as compared to $10.9 million in the first quarter of 2009, the components of which were as follows:

	Three months ended March 31,
	2010	2009	Increase / (Decrease)
		(in thousands)
Ineffectiveness on interest rate swaps	$59	$89	$(30)
Mark-to-market loss (gain)	(6,179)	7,300	(13,479)
Premium amortization	2,420	5,555	(3,135)
Settlements	(1,713)	(23,851)	22,138

Total derivative fair value gain	$(5,413)	$(10,907)	$5,494

     Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.
     Interest expense. Interest expense increased $1.1 million from $2.2 million in the first quarter of 2009 to $3.4 million in the first quarter of 2010 primarily due to higher weighted average outstanding borrowings under our revolving credit facility, an increase in LIBOR, and increases in the applicable margins under our revolving credit facility. Our weighted average interest rate was 5.3 percent for the first quarter of 2010 as compared to 4.5 percent for the first quarter of 2009.
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
     As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10. The board of directors of our general partner may decide to make a fixed quarterly distribution over a specified period pursuant to the preceding formula in order to reduce some of the variability in quarterly distributions over the specified period. Accordingly, we may make a distribution during a quarter even if we have not generated sufficient cash flow to cover such distribution by borrowing under our revolving credit facility, and we may reserve some of our cash during a quarter for distributions in future quarters even if the preceding formula would result in the distribution of a higher amount for such quarter. Our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. To date, our cash available for distribution for any four consecutive quarters has exceeded the amount of cash we have distributed, while exceeding a coverage ratio of 1.10. The board of directors of our general partner also may change our distribution philosophy based on prevailing business conditions. There can be no assurance that we will be able to distribute $0.4325 per unit on a quarterly basis or achieve a minimum coverage ratio of 1.10.

ENCORE ENERGY PARTNERS LP
     The following table illustrates information regarding our distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2010
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010	(a)	$22,923 (a)

2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010		24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009		24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009		23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009		16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid. The distribution is slightly lower than the third and fourth quarter 2009 distribution rate of $0.5375 per unit, due primarily to lower cash settlements on oil and natural gas commodity contracts in the first quarter of 2010.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended March 31,
	2010	2009
	(in thousands)
Development and exploitation	$531	$2,522
Exploration	20	266

Total	$551	$2,788

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the first quarter of 2010 yielded 1 gross (0.1 net) productive well and no dry holes.
     Acquisitions of oil and natural gas properties. In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash. In June 2009, we acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating carrying value and our historical financial information was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating.
     Funding of working capital. As of March 31, 2010 and December 31, 2009, our working capital (defined as total current assets less total current liabilities) was $16.3 million and $15.6 million, respectively. For the remainder of 2010, we expect working capital to remain positive primarily due to the fair value of our outstanding commodity derivative contracts, and based on current commodity prices, we expect our operating cash flows will be sufficient to fund our working capital and capital expenditures. We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital.
     Off-balance sheet arrangements. We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.

ENCORE ENERGY PARTNERS LP
     Contractual obligations. We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our 2009 Form 10-K. Our derivative contracts, which are recorded at fair value in our balance sheets, are discussed in Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”
     Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K for additional information regarding our commitments and obligations.
     Other contingencies and commitments. Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us. During the three months ended March 31, 2010 and 2009, the administrative fee was $1.88 per BOE and $2.02 per BOE, respectively, of our production. Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of our production. We also reimburse Encore Operating for actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
     The administrative fee will increase in the following circumstances:
•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if we acquire additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and our General Partner, with the approval of the conflicts committee of the board of directors of our general partner.
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities increased $8.0 million from $30.5 million for the first quarter of 2009 to $38.5 million for the first quarter of 2010, primarily due to an increase in our production margin, partially offset by decreased settlements received on our commodity derivative contracts of $22.1 million as a result of higher commodity prices in the first quarter of 2010.
     Cash flows from investing activities. Cash used in investing activities decreased $0.8 million from $2.1 million for the first quarter of 2009 to $1.3 million for the first quarter of 2010, primarily due to a $1.1 million decrease in amounts paid to develop oil and natural gas properties due to a lower annual capital budget and timing of expenditures.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on our revolving credit facility, distributions to unitholders, and issuances of our common units. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first quarter of 2010, we used net cash of $29.6 million in financing activities, including $24.6 million in distributions to unitholders and net repayments of $5 million under our revolving credit facility. Net repayments decreased the outstanding borrowings under our revolving credit facility from $255 million at December 31, 2009 to $250 million at March 31, 2010.
     During the first quarter of 2009, we used net cash of $28.8 million in financing activities, including $46.4 million of deemed distributions to affiliates in connection with acquisitions and $16.8 million in distributions to unitholders, partially offset by net borrowings of $35 million under our revolving credit facility.

ENCORE ENERGY PARTNERS LP
     Liquidity
     Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility. We also have the ability to adjust the level of our capital expenditures. We may use other sources of capital, including the issuance of debt or common units, to fund acquisitions or maintain our financial flexibility. We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future. However, should commodity prices decline or the capital markets remain tight, the borrowing capacity under our revolving credit facility could be adversely affected. In the event of a reduction in the borrowing base under our revolving credit facility, we currently believe that we have sufficient liquidity as to not result in any required prepayments of indebtedness.
     Our 2010 capital budget is approximately $6.5 million to $7.5 million, excluding proved property acquisitions. The level of these and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions. We plan to finance our ongoing expenditures using internally generated cash flow and availability under our revolving credit facility.
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first quarter of 2010, our average realized oil and natural gas prices increased by 97 percent and 91 percent, respectively, as compared to the first quarter of 2009. Realized oil and natural gas prices fluctuate widely in response to changing market forces. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our revolving credit facility, and ability to pay distributions may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected approximately two-thirds of our forecasted production through 2012 against declining commodity prices using commodity derivative contracts. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.
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
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement. In conjunction with this amendment, Denbury paid a fee of approximately $0.9 million to the lenders under the OLLC Credit Agreement and is not seeking reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is reflected as a capital contribution to us by Denbury in its capacity as the parent of our general partner.
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of March 31, 2010, the borrowing base was $375 million. On March 31, 2010 and May 7, 2010, there were $250 million of outstanding borrowings and $125 million of borrowing capacity under the OLLC Credit Agreement.
     OLLC incurs a commitment fee of 0.5 percent on the unused portion of the OLLC Credit Agreement.
     Obligations under the OLLC Credit Agreement are secured by a first-priority security interest in substantially all of OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, obligations under the OLLC Credit Agreement are guaranteed by us and OLLC’s restricted subsidiaries. Obligations under the OLLC Credit Agreement are non-recourse to Denbury and its restricted subsidiaries.
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

ENCORE ENERGY PARTNERS LP
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
     The OLLC Credit Agreement contains several restrictive covenants including, among others, the following:
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
     In order to show compliance with the covenants of the OLLC Credit Agreement, the use of non-GAAP financial measures is required. The presentation of these non-GAAP financial measures provides useful information to investors as they allow readers to understand how much cushion there is between the required ratios and the actual ratios. These non-GAAP financial measures should not be considered an alternative to any measure of financial performance presented in accordance with GAAP.
     As of March 31, 2010, we and OLLC were in compliance with all covenants in the OLLC Credit Agreement, including the following financial covenants:

Actual Ratio as of
Financial Covenant	Required Ratio	March 31, 2010
Current Ratio	Minimum 1.0 to 1.0	5.0 to 1.0
Interest Coverage Ratio	Minimum 2.5 to 1.0	10.0 to 1.0
Leverage Ratio	Maximum 3.5 to 1.0	1.9 to 1.0
     The following table shows the calculation of the Current Ratio as of March 31, 2010 ($ in thousands):

Current assets	$51,836
Availability under the OLLC Credit Agreement	125,000

Consolidated current assets	$176,836

Divided by: consolidated current liabilities	$35,538
Current Ratio	5.0

ENCORE ENERGY PARTNERS LP
     The following table shows the calculation of the Interest Coverage Ratio for the twelve months ended March 31, 2010 ($ in thousands):

Consolidated EBITDA (a)	$121,298
Divided by: Consolidated net interest expense and letter of credit fees	$12,074
Interest Coverage Ratio	10.0

(a)	Consolidated EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, DD&A, and exploration expense. Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table shows the calculation of the Leverage Ratio for the twelve months ended March 31, 2010 ($ in thousands):

Consolidated funded debt	$250,000
Divided by: Consolidated Adjusted EBITDA (a)	$130,031
Leverage Ratio	1.9

(a)	Consolidated Adjusted EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, DD&A, and amortization, and exploration expense, after giving pro forma effect to acquisitions or dispositions in excess of $20 million in the aggregate. Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table presents a calculation of Consolidated EBITDA and Consolidated Adjusted EBITDA for the twelve months ended March 31, 2010 (in thousands) as required under the OLLC Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP. These EBITDA measures should not be considered an alternative to net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

Consolidated net loss	$(27,662)
Unrealized non-cash hedge loss	80,931
Consolidated net interest expense	12,074
Income and franchise taxes	39
DD&A and exploration expense	53,111
Non-cash unit-based compensation	1,334
Other non-cash	1,471

Consolidated EBITDA	121,298
Pro forma effect of acquisitions	8,733

Consolidated Adjusted EBITDA	$130,031

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
     Capitalization. At March 31, 2010, we had total assets of $710.7 million and total capitalization of $650.8 million, of which 62 percent was represented by partners’ equity and 38 percent by long-term debt. At December 31, 2009, we had total assets of $719.7 million and total capitalization of $661.0 million, of which 61 percent was represented by partners’ equity and 39 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.
Critical Accounting Policies and Estimates
     Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2009 Annual Report on Form 10-K, for information regarding our critical accounting policies and estimates.

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
     The information included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2009 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk.
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Note 4 to the Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are a diverse group of four institutions, all of which are currently rated AA or better by Standard & Poor’s and/or Fitch and all of which are lenders underwriting the ENP’s revolving credit facility. As of March 31, 2010, the fair market value of our oil derivative contracts was a net liability of approximately $8.2 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $18.8 million. Based on our open commodity derivative positions at March 31, 2010, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $25.4 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $26.4 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At March 31, 2010, we had outstanding borrowings under our revolving credit facility of $250 million, $100 million of which is subject to floating market rates of interest that are linked to the Eurodollar rate after taking into consideration the effect of our interest rate swaps. At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $0.3 million of interest expense per year, and if the Eurodollar rate decreased by 10 percent, we would incur $0.3 million less.
     Our interest rate swaps are discussed in Note 4 to the Consolidated Financial Statements included in “Item 1. Financial Statements.” As of March 31, 2010, the fair market value of our interest rate swaps was a net liability of approximately $3.6 million. If the Eurodollar rate increased by 10 percent, we estimate the liability would decrease to approximately $3.4 million, and if the Eurodollar rate decreased by 10 percent, we estimate the liability would increase to approximately $3.7 million.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENCORE ENERGY PARTNERS LP
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to ongoing legal proceedings in the ordinary course of business. Our general partner’s management does not believe the result of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, liquidity, or ability to pay distributions.
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” and elsewhere in our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition, results of operations, or ability to pay distributions. The risks described in our 2009 Annual Report on Form 10-K are not the only risks we face. Unknown risks and uncertainties or risks and uncertainties that we currently believe to be immaterial may also have a material adverse effect on our business, financial condition, results of operations, or ability to pay distributions.
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference to Exhibit 3.1 to ENP’s Registration Statement on Form S-1 (File No. 333-142847), filed with the SEC on May 11, 2007).

3.2	Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference to Exhibit 3.1 of ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).

3.2.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of May 10, 2007 (incorporated by reference to Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on April 18, 2008).

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).

32.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).

32.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).

99.1*	Statement showing computation of ratios of earnings to fixed charges.

*	Filed herewith.

ENCORE ENERGY PARTNERS LP
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE ENERGY PARTNERS LP By: Encore Energy Partners GP LLC, its General Partner
/s/ Mark C. Allen
Mark C. Allen
Senior Vice President and Chief Financial Officer

/s/ Alan Rhoades
Alan Rhoades
Vice President, Accounting

Date: May 7, 2010