Form 10-Q
period 2010-06-30
Encore Energy Partners LP
filed 2010-08-09
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Number of common units outstanding as of August 5, 2010	45,341,597

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
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	CO2. Carbon dioxide.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole. An exploratory, development, or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

•	Denbury. Denbury Resources Inc., a publicly traded Delaware corporation, together with its subsidiaries.

•	EAC. Encore Acquisition Company, together with its subsidiaries. EAC merged with and into Denbury on March 9, 2010.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find a new field or to find a new reservoir in a field previously producing oil or natural gas in another reservoir.

•	FASB. Financial Accounting Standards Board.

•	FASC. FASB Accounting Standards Codification.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include ad valorem taxes, labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Productive Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

ii

ENCORE ENERGY PARTNERS LP
•	Proved Reserves. The estimated quantities of hydrocarbons, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing conditions and operating methods.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Includes unrealized production response from enhanced recovery techniques that have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

•	Recompletion. The completion for production from an existing wellbore in another formation from that in which the well has been previously completed.

•	Reliable Technology. A grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

•	Reserves. Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to the economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,704	$1,754
Accounts receivable:
Trade	16,249	24,543
Affiliate	1,358	8,213
Derivatives	16,164	12,881
Other	557	857

Total current assets	49,032	48,248

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	854,293	851,833
Unproved properties	19	55
Accumulated depletion, depreciation, and amortization	(235,322)	(210,417)

	618,990	641,471

Other property and equipment	865	863
Accumulated depreciation	(524)	(419)

	341	444

Goodwill	9,290	9,290
Other intangibles, net	3,164	3,316
Derivatives	13,429	13,423
Other	2,663	3,459

Total assets	$696,909	$719,651

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$660	$577
Affiliate	1,595	2,780
Accrued liabilities:
Lease operating	6,430	4,157
Development capital	742	1,484
Interest	363	429
Production taxes and marketing	9,860	10,218
Derivatives	4,268	9,815
Oil and natural gas revenues payable	2,480	1,598
Other	2,627	1,632

Total current liabilities	29,025	32,690

Derivatives	4,946	13,401
Future abandonment cost, net of current portion	12,805	12,556
Long-term debt	245,000	255,000

Total liabilities	291,776	313,647

Commitments and contingencies (see Note 11)

Partners’ equity:
Limited partners - 45,341,597 and 45,285,347 common units issued and outstanding, respectively	407,193	409,777
General partner - 504,851 general partner units issued and outstanding	544	(353)
Accumulated other comprehensive loss	(2,604)	(3,420)

Total partners’ equity	405,133	406,004

Total liabilities and partners’ equity	$696,909	$719,651

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009 *	2010	2009*
Revenues:
Oil	$38,494	$31,991	$78,447	$53,458
Natural gas	6,288	4,526	14,910	9,188
Marketing	77	109	147	279

Total revenues	44,859	36,626	93,504	62,925

Expenses:
Production:
Lease operating	10,475	10,740	22,094	22,897
Production taxes and marketing	4,678	4,122	9,744	7,342
Depletion, depreciation, and amortization	12,839	15,077	25,690	29,586
Exploration	55	18	76	40
General and administrative	3,543	3,228	7,271	6,243
Derivative fair value loss (gain)	(16,543)	37,440	(21,956)	26,533

Total expenses	15,047	70,625	42,919	92,641

Operating income (loss)	29,812	(33,999)	50,585	(29,716)

Other income (expenses):
Interest	(3,276)	(2,351)	(6,635)	(4,567)
Other	13	1	38	11

Total other expenses	(3,263)	(2,350)	(6,597)	(4,556)

Income (loss) before income taxes	26,549	(36,349)	43,988	(34,272)
Income tax provision	(85)	(200)	(111)	(201)

Net income (loss)	$26,464	$(36,549)	$43,877	$(34,473)

Net income (loss) allocation (see Note 8):
Limited partners’ interest in net income (loss)	$26,173	$(37,093)	$43,394	$(32,582)
General partner’s interest in net income (loss)	$291	$(630)	$483	$(573)

Net income (loss) per common unit:
Basic	$0.58	$(1.08)	$0.96	$(0.97)
Diluted	$0.58	$(1.08)	$0.96	$(0.97)

Weighted average common units outstanding:
Basic	45,342	34,260	45,320	33,672
Diluted	45,342	34,260	45,333	33,672

Cash distributions declared per common unit	$0.5000	$0.5000	$1.0375	$1.0000

*	Recast for August 2009 acquisition as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per unit amounts)
(unaudited)

					Accumulated
					Other	Total
	Limited Partners		General Partner		Comprehensive	Partners’
	Units	Amount	Units	Amount	Loss	Equity
Balance at December 31, 2009	45,285	$409,777	505	$(353)	$(3,420)	$406,004
Owner contributions	—	(4)	—	935	—	931
Non-cash equity-based compensation	—	1,033	—	8	—	1,041
Vesting of phantom units	57	—	—	—	—	—
Cash distributions to unitholders ($1.0375 per unit)	—	(47,012)	—	(524)	—	(47,536)
Components of comprehensive income:
Net income attributable to unitholders	—	43,399	—	478	—	43,877
Change in deferred hedge loss on interest rate swaps, net of tax of $6	—	—	—	—	816	816

Total comprehensive income						44,693

Balance at June 30, 2010	45,342	$407,193	505	$544	$(2,604)	$405,133

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009*
Cash flows from operating activities:
Net income (loss)	$43,877	$(34,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	25,690	29,586
Deferred taxes	2	(248)
Non-cash exploration expense	35	17
Non-cash equity-based compensation expense	1,041	269
Non-cash derivative loss (gain)	(16,471)	69,055
Other	1,750	323
Changes in operating assets and liabilities:
Accounts receivable	15,046	827
Current derivatives	—	(2,020)
Other current assets	66	(179)
Long-term derivatives	—	(9,072)
Other assets	(15)	8
Accounts payable	(1,102)	(2,383)
Other current liabilities	3,695	5,311

Net cash provided by operating activities	73,614	57,021

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(279)	(27,538)
Development of oil and natural gas properties	(2,843)	(4,911)

Net cash used in investing activities	(3,122)	(32,449)

Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	—	40,724
Proceeds from long-term debt	10,000	78,000
Payments on long-term debt	(20,000)	(33,000)
Deemed distributions to affiliates in connection with acquisitions	—	(72,149)
Cash distributions to unitholders	(47,536)	(33,582)
Other	(6)	(5,112)

Net cash used in financing activities	(57,542)	(25,119)

Increase (decrease) in cash and cash equivalents	12,950	(547)
Cash and cash equivalents, beginning of period	1,754	619

Cash and cash equivalents, end of period	$14,704	$72

*	Recast for August 2009 acquisition as discussed in Note 2.
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
EAC’s Merger with Denbury
     On March 9, 2010, Encore Acquisition Company (“EAC”), the former parent of the General Partner, was merged with and into Denbury (the “Merger”), with Denbury surviving the Merger. As part of the Merger, Denbury became the owner of the General Partner and approximately 46 percent of ENP’s outstanding common units. The Merger did not impact the accompanying Consolidated Financial Statements.
Strategic Alternatives and Asset Transaction Processes
     On April 30, 2010, ENP and Denbury, the ultimate parent of the General Partner, announced the intent to explore a broad range of strategic alternatives (the “strategic process”) to enhance the value of ENP’s common units, including, but not limited to, those alternatives involving a possible merger, sale, or other transaction involving ENP, Denbury’s interest in the General Partner, or all or part of the ENP common units that Denbury owns. Additionally, ENP and Denbury also intend to explore a sale or other transaction involving one or more of ENP’s assets (the “asset process”), initiated in light of the substantial projected capital requirements required to recognize the full potential value of certain fields owned by ENP which are possible CO2 tertiary projects, such as the Elk Basin field. In May 2010, the Conflicts Committee of the board of directors of the General Partner engaged an investment bank to assist in its responsibilities with regard to the asset process. In conjunction with entering into this agreement, ENP incurred a $1 million non-refundable retainer fee, which is included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations. Although either or both of these processes may result in one or more transactions involving ENP, Denbury, and/or a third party, there is no assurance that a review of strategic alternatives or consideration of an asset transaction will result in the proposal or completion of any transaction with acceptable terms.
Note 2. Basis of Presentation
     ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In June 2009, ENP acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating, L.P. (“Encore Operating”), at the time a subsidiary of EAC. In August 2009, ENP acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and ENP’s historical financial information, including the three and six months ended June 30, 2009, was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, the consolidated financial statements and notes thereto presented for the 2009 periods reflect the historical results of ENP combined with those of the Williston Basin Assets and the Rockies and Permian Basin Assets.
     For the 2009 periods shown, the results of operations of the Williston Basin Assets and the Rockies and Permian Basin Assets related to periods prior to the transfer of those assets to ENP in August 2009 were allocated to those EAC entities holding general and limited partner interests based on their respective ownership percentages in ENP. The effect of recasting ENP’s consolidated financial statements to account for these common control transactions reduced ENP’s net loss by approximately $1.2 million for the three months ended June 30, 2009 and increased ENP’s net loss by approximately $1.3 million for the six months ended June 30, 2009.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ENP’s 2009 Annual Report on Form 10-K.
Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the current period presentation. On the accompanying Consolidated Statements of Operations, NGL revenues were reclassed from “Natural gas revenues” to “Oil revenues,” marketing expenses were reclassed to “Lease operating expenses,” ad valorem taxes were reclassed to “Lease operating expenses,” and transportation expenses were reclassed to “Production taxes and marketing.”
Note 3. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(in thousands)
Proved leasehold costs	$609,910	$609,692
Wells and related equipment — Completed	244,280	241,953
Wells and related equipment — In process	103	188

Total proved properties	$854,293	$851,833

Note 4. Fair Value Measurements
     The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	June 30, 2010		December 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
		(in thousands)
Assets:
Cash and cash equivalents	$14,704	$14,704	$1,754	$1,754
Accounts receivable — trade	16,249	16,249	24,543	24,543
Accounts receivable — affiliate	1,358	1,358	8,213	8,213
Commodity derivative contracts	29,593	29,593	26,304	26,304
Liabilities:
Accounts payable — trade	660	660	577	577
Accounts payable — affiliate	1,595	1,595	2,780	2,780
Revolving credit facility	245,000	240,485	255,000	252,047
Commodity derivative contracts	6,262	6,262	19,547	19,547
Interest rate swaps	2,952	2,952	3,669	3,669
     The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The book value of the revolving credit facility approximates fair value as the interest rate is variable; however, ENP adjusted the estimated fair value for estimated nonperformance risk of approximately $4.5 million and $3.0 million at June 30, 2010 and December 31, 2009, respectively. The nonperformance risk was determined using industry credit default swaps. Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
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
     From time to time, ENP enters into floor spreads. In a floor spread, ENP purchases puts at a specified price (a “purchased put”) and also sells a put at a lower price (a “short put”). This strategy enables ENP to achieve some downside protection for a portion of its production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then ENP has protection against commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, ENP wished to protect downside price exposure at the higher price. In order to do this, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, ENP had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net result is ENP effectively owning one oil put option for 2,000 Bbls/D in 2010 at $75 per Bbl. In the following tables, the purchased floor component of these floor spreads are shown net and included with ENP’s other floor contracts.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The following tables summarize ENP’s open commodity derivative contracts as of June 30, 2010:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
July — Dec. 2010							$1,189
	880	$80.00	440	$93.80	760	$75.43
	2,000	75.00	1,000	77.23	250	65.95
	760	67.00	—	—	—	—
2011							7,189
	1,880	80.00	1,440	95.41	760	78.46
	1,000	70.00	—	—	—	—
	760	65.00	—	—	250	69.65
2012							145
	750	70.00	500	82.05	210	81.62
	1,510	65.00	250	79.25	1,300	76.54

							$8,523

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
July — Dec. 2010							$6,631
	3,800	$8.20	3,800	$9.58	5,452	$6.20
	4,698	7.26	—	—	550	5.86
2011							5,729
	3,398	6.31	—	—	7,952	6.36
	—	—	—	—	550	5.86
2012							2,448
	898	6.76	—	—	5,452	6.26
	—	—	—	—	550	5.86

							$14,808

     Counterparty Risk. At June 30, 2010, ENP had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed
	(in thousands)
BNP Paribas	$7,642	$3,763
Calyon	3,191	7,351
RBC	3,403	3,046
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
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of June 30, 2010, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
July 2010 — Jan. 2011	$50,000	3.1610%	1-month LIBOR
July 2010 — Jan. 2011	25,000	2.9650%	1-month LIBOR
July 2010 — Jan. 2011	25,000	2.9613%	1-month LIBOR
July 2010 — Mar. 2012	50,000	2.4200%	1-month LIBOR
Current Period Impact
     ENP recognizes derivative fair value gains and losses related to: (1) ineffectiveness on derivative contracts designated as hedges; (2) changes in the fair market value of derivative contracts not designated as hedges; (3) receipts and settlements on derivative contracts not designated as hedges; and (4) premium amortization. The following table summarizes the components of “Derivative fair value loss (gain)” for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Ineffectiveness on interest rate swaps	$45	$6	$104	$(34)
Mark-to-market loss (gain)	(15,264)	50,251	(21,443)	57,681
Premium amortization	2,448	5,854	4,868	11,408
Receipts, net of settlements	(3,772)	(18,671)	(5,485)	(42,522)

Total derivative fair value loss (gain)	$(16,543)	$37,440	$(21,956)	$26,533

Accumulated Other Comprehensive Loss
     At June 30, 2010 and December 31, 2009, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $2.6 million and $3.4 million, respectively. During the twelve months ending June 30, 2011, ENP expects to reclassify $2.4 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense. The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to fluctuations in interest rates.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Tabular Disclosures of Fair Value Measurements
     The following table summarizes the fair value of ENP’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives not designated as hedges
Commodity derivative contracts	Derivatives — current	$16,164	$12,881	Derivatives — current	$1,850	$6,393
Commodity derivative contracts	Derivatives — noncurrent	13,429	13,423	Derivatives — noncurrent	4,412	13,154

Total derivatives not designated as hedges		$29,593	$26,304		$6,262	$19,547

Derivatives designated as hedges
Interest rate swaps	Derivatives — current	$—	$—	Derivatives — current	$2,418	$3,422
Interest rate swaps	Derivatives — noncurrent	—	—	Derivatives — noncurrent	534	247

Total derivatives designated as hedges		$—	$—		$2,952	$3,669

Total derivatives		$29,593	$26,304		$9,214	$23,216

     The following table summarizes the effect of derivative instruments not designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Loss (Gain) Recognized in Income		Amount of Loss (Gain) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Loss (Gain)
Derivatives Not Designated as Hedges	Recognized in Income	2010	2009	2010	2009
Commodity derivative contracts	Derivative fair value loss (gain)	$(16,588)	$37,434	$(22,060)	$26,567
     The following tables summarize the effect of derivative instruments designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Amount of Loss (Gain) Recognized in		Amount of Loss (Gain) Recognized in
	Accumulated OCI (Effective Portion)		Accumulated OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Hedges	2010	2009	2010	2009
Interest rate swaps	$(325)	$(440)	$(1,135)	$1,155

	Amount of Loss Reclassified from Accumulated		Amount of Loss Reclassified from Accumulated
	OCI into Income (Effective Portion)		OCI into Income (Effective Portion)
Location of Loss Reclassified from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
OCI into Income (Effective Portion)	2010	2009	2010	2009
Interest expense	$969	$922	$1,951	$1,803

	Amount of Loss Recognized		Amount of Loss (Gain) Recognized
	in Income as Ineffective		in Income as Ineffective
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Recognized in Income as Ineffective	2010	2009	2010	2009
Derivative fair value loss (gain)	$45	$6	$104	$(34)
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
     The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Asset (Liability)	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Oil derivative contracts — swaps	$(3,991)	$—	$(3,991)	$—
Oil derivative contracts — floors and caps	12,514	—	—	12,514
Natural gas derivative contracts — swaps	7,666	—	7,666	—
Natural gas derivative contracts — floors and caps	7,142	—	—	7,142
Interest rate swaps	(2,952)	—	(2,952)	—

Total	$20,379	$—	$723	$19,656

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the six months ended June 30, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
		(in thousands)
Balance at January 1, 2010	$8,585	$8,528	$17,113
Total gains (losses):
Included in earnings	3,989	3,232	7,221
Settlements	(60)	(4,618)	(4,678)

Balance at June 30, 2010	$12,514	$7,142	$19,656

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$3,989	$3,232	$7,221

     Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     All fair values have been adjusted for nonperformance risk resulting in an decrease of the net commodity derivative asset of approximately $0.3 million as of June 30, 2010. For commodity derivative contracts which are in an asset position, ENP uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, ENP uses the average credit default swap rating of its peer companies as ENP does not have its own credit default swap rating.
Note 5. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the six months ended June 30, 2010 (in thousands):

Future abandonment liability at January 1, 2010	$13,130
Accretion of discount	363
Revision of previous estimates	20
Plugging and abandonment costs incurred	(60)

Future abandonment liability at June 30, 2010	$13,453

     As of June 30, 2010, $12.8 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.6 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheet. Approximately $4.9 million of the long-term future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant.
Note 6. Long-Term Debt
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement. In conjunction with this amendment, Denbury paid a fee of approximately $0.9 million to JP Morgan, which had provided a guaranty of credit in the event the OLLC Credit Agreement was not amended to permit the consummation of the Merger from being a “Change of Control.” Denbury is not seeking reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is reflected as a capital contribution to ENP by Denbury in its capacity as the parent of the General Partner and is included in “General and administrative expense” in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2010 as a non-cash expense.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. On June 14, 2010, the borrowing base under the OLLC Credit Agreement was reaffirmed at $375 million. As of June 30, 2010, there were $245 million of outstanding borrowings and $130 million of borrowing capacity under the OLLC Credit Agreement.
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
     As of June 30, 2010, ENP and OLLC were in compliance with all covenants of the OLLC Credit Agreement.

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
     The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per		Total
	Declared	Common Unit	Date Paid	Distribution
				(in thousands)
2010
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010 (a)	$22,923 (a)
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010	22,923

2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010	24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009	24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009	23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009	16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009	16,813

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.
Note 8. Earnings Per Unit
     ENP applies the provisions of the “Earnings Per Share” topic of the FASC, which requires earnings per unit to be calculated using the two-class method. Under the two-class method of calculating earnings per unit, earnings are allocated to participating securities as if all earnings for the period had been distributed. A participating security is any security that may participate in distributions with common units. For purposes of calculating earnings per unit, general partner units and unvested phantom units are considered participating securities. Earnings per unit is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average common units outstanding.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table reflects the allocation of net income (loss) to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)
Net income (loss)	$26,464	$(36,549)	$43,877	$(34,473)
Less: net loss (income) for pre-partnership operations of assets acquired from affiliates	—	(1,174)	—	1,318

Net income (loss) attributable to unitholders	$26,464	$(37,723)	$43,877	$(33,155)

Numerator:
Numerator for basic earnings per unit:
Net income (loss) attributable to unitholders	$26,464	$(37,723)	$43,877	$(33,155)
Less: distributions earned by participating securities	(252)	(258)	(504)	(511)
Plus: cash distributions in excess of (less than) income allocated to the general partner	(39)	888	21	1,084

Net income (loss) allocated to limited partners	$26,173	$(37,093)	$43,394	$(32,582)

Denominator:
Denominator for basic earnings per unit:
Weighted average common units outstanding	45,342	34,260	45,320	33,672
Effect of dilutive phantom units (a)	—	—	13	—

Denominator for diluted earnings per unit	45,342	34,260	45,333	33,672

Net income (loss) per common unit:
Basic	$0.58	$(1.08)	$0.96	$(0.97)
Diluted	$0.58	$(1.08)	$0.96	$(0.97)

(a)	For the three and six months ended months ended June 30, 2009, 43,750 phantom units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion of phantom units.
Note 9. Unit-Based Compensation Plans
Long-Term Incentive Plan
     In September 2007, the board of directors of the General Partner adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees and consultants of Denbury, the General Partner, and any of their subsidiaries and affiliates who perform services for ENP are eligible to be granted awards under the LTIP. The LTIP is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator. To satisfy common unit awards under the LTIP, ENP may acquire common units in the open market, use common units owned by the General Partner, or use common units acquired by the General Partner from ENP or from any other person.
     The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of June 30, 2010, there were 1,075,000 common units available for issuance under the LTIP with none outstanding.
     Phantom Units. As a result of the change of control of the General Partner in conjunction with the Merger of EAC with and into Denbury, all of ENP’s outstanding phantom units vested and were settled in common units. The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense of approximately $0.7 million during March 2010. The fair value of these phantom units was approximately $1.2 million on the date of the Merger. Historically, each October, ENP issued 5,000 phantom units to each member of the General Partner’s board of directors pursuant to the LTIP. A phantom unit entitled the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the plan

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
administrator, the cash equivalent equal to the value of a common unit on the vest date. ENP intended to settle any outstanding phantom units at vesting by issuing common units to the grantee; therefore, phantom units were classified as equity instruments. Phantom units vested equally over a four-year period. The holders of phantom units were also entitled to distribution equivalent rights prior to vesting, which entitled them to receive cash equal to the amount of any cash distributions made by ENP with respect to a common unit during the period the right was outstanding. During the six months ended June 30, 2010 and 2009, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.7 million (upon closing of the Merger on March 9, 2010) and $0.2 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations. As of June 30, 2010, there are no outstanding phantom units.
Note 10. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$26,464	$(36,549)	$43,877	$(34,473)
Change in deferred hedge loss on interest rate swaps	658	1,361	816	648

Comprehensive income (loss)	$27,122	$(35,188)	$44,693	$(33,825)

Note 11. Commitments and Contingencies
     ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.
     Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for ENP’s contractual obligations as of June 30, 2010.
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
     From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of ENP’s production. From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of ENP’s production. Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of ENP’s production. ENP also reimburses Encore Operating for actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Administrative fees (including COPAS recovery)	$2,381	$1,163	$5,441	$2,825
Third-party expenses	553	2,017	3,315	2,973
     As of June 30, 2010, ENP had a payable to Denbury of $1.6 million which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from Denbury of $1.4 million which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets. As of December 31, 2009, ENP had a payable to EAC of $2.8 million which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from EAC of $8.2 million which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.
Acquisitions
     As previously discussed, ENP acquired the Williston Basin Assets from Encore Operating in June 2009 for approximately $25.2 million and ENP acquired the Rockies and Permian Basin Assets from Encore Operating in August 2009 for approximately $179.6 million in cash. Prior to the acquisition by ENP, the properties were owned by EAC and were not separate legal entities.
     In addition to payroll-related expenses, prior to the Merger, EAC incurred general and administrative expenses related to leasing office space and other corporate overhead expenses during the period these properties were owned by EAC. A portion of EAC’s consolidated general and administrative expenses was allocated to ENP and included in the accompanying Consolidated Statements of Operations based on the respective percentage of BOE produced by the properties in relation to the total BOE produced by EAC on a consolidated basis. A portion of EAC’s consolidated indirect lease operating overhead expenses was allocated to ENP included in the accompanying Consolidated Statements of Operations based on its share of EAC’s direct lease operating expense.
Distributions
     Each quarter, ENP pays cash distributions with respect to operations in the previous quarter on all of its outstanding units, including those common units held by the General Partner and its affiliates, and pays cash distributions to the General Partner based upon its general partner interest. On May 14, 2010, ENP paid cash distributions of approximately $22.9 million, of which $10.7 million was paid to the General Partner and its affiliates. On February 12, 2010, ENP paid cash distributions of approximately $24.6 million, of which $11.5 million was paid to the General Partner and its affiliates. On each of May 15, 2009 and February 13, 2009, ENP paid cash distributions of approximately $16.8 million, of which $10.7 million was paid to the General Partner and its affiliates.
Note 13. Subsequent Events
     On July 29, 2010, the board of directors of the General Partner declared an ENP cash distribution for the second quarter of 2010 to unitholders of record as of the close of business on August 9, 2010 of $0.50 per unit or approximately $22.9 million of which $10.7 million is expected to be paid to the General Partner and its affiliates. The distribution is expected to be paid to unitholders on or about August 13, 2010.

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
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	Recent Developments

•	Overview of Business

•	Second Quarter 2010 Highlights

•	Results of Operations
•	Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009

•	Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates
Recent Developments
     On April 30, 2010, ENP and Denbury, the ultimate parent of our general partner, announced the intent to explore a broad range of strategic alternatives (the “strategic process”) to enhance the value of our common units, including, but not limited to, those alternatives involving a possible merger, sale, or other transaction involving us, Denbury’s interest in our general partner, or all or part of our common units that Denbury owns. Additionally, we and Denbury also intend to explore a sale or other transaction involving one or more of our assets (the “asset process”), initiated in light of the substantial projected capital requirements required to recognize the full potential value of certain fields owned by us which are possible CO2 tertiary projects, such as the Elk Basin field. In May 2010, the Conflicts Committee of the board of directors of our general partner engaged an investment bank to assist in its responsibilities with regard to the asset process. In conjunction with entering into this agreement, we incurred a $1 million non-refundable retainer fee. Although either or both of these processes may result in one or more transactions involving us, Denbury, and/or a third party, there is no assurance that a review of strategic alternatives or consideration of an asset transaction will result in the proposal or completion of any transaction with acceptable terms.
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

ENCORE ENERGY PARTNERS LP
     In June 2009, we acquired the Williston Basin Assets, from Encore Operating for approximately $25.2 million in cash, which was financed though borrowings under our revolving credit facility. In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash, which was financed though borrowings under our revolving credit facility and a portion of proceeds from the issuance of 9,430,000 common units to the public. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired properties were recorded at Encore Operating’s carrying value and our historical financial information, including the three and six months ended June 30, 2009, was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating. Accordingly, our financial condition and results of operations presented for the 2009 periods reflect our historical results combined with those of the Williston Basin Assets and the Rockies and Permian Basin Assets.
Second Quarter 2010 Highlights
     Our financial and operating results for the second quarter of 2010 included the following:
•	Our net income increased to $26.5 million ($0.58 per common unit) as compared to a net loss of $36.5 million ($1.08 per common unit) for the second quarter of 2009.

•	Our oil and natural gas revenues increased 23 percent to $44.8 million as compared to $36.5 million in the second quarter of 2009. Oil represented approximately 70 percent and 71 percent of our total production in the second quarter of 2010 and 2009, respectively.

•	Our average realized oil price increased 28 percent to $68.53 per Bbl as compared to $53.50 per Bbl in the second quarter of 2009. Our average realized natural gas price increased 38 percent to $4.32 per Mcf as compared to $3.13 per Mcf in the second quarter of 2009.

•	Our production margin increased 37 percent to $29.6 million as compared to $21.7 million in the second quarter of 2009. Total oil and natural gas wellhead revenues per BOE increased by 28 percent while total production expenses per BOE increased by only six percent. On a per BOE basis, our production margin increased 43 percent to $36.82 per BOE as compared to $25.81 per BOE for the second quarter of 2009.

•	We invested $1.7 million in development and exploitation activities.
     See “Results of Operations” and “Capital Commitments, Capital Resources, and Liquidity” for additional discussion of these items.

ENCORE ENERGY PARTNERS LP
Results of Operations
Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended June 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Revenues (in thousands):
Oil	$38,494	$31,991	$6,503	20%
Natural gas	6,288	4,526	1,762	39%

Total oil and natural gas revenues	44,782	36,517	8,265	23%
Marketing	77	109	(32)	-29%

Total revenues	$44,859	$36,626	$8,233	22%

Average realized prices:
Oil ($/Bbl)	$68.53	$53.50	$15.03	28%
Natural gas ($/Mcf)	$4.32	$3.13	$1.19	38%
Combined ($/BOE)	$55.66	$43.52	$12.14	28%

Total production volumes:
Oil (MBbls)	562	598	(36)	-6%
Natural gas (MMcf)	1,457	1,447	10	1%
Combined (MBOE)	805	839	(34)	-4%

Average daily production volumes:
Oil (Bbls/D)	6,173	6,571	(398)	-6%
Natural gas (Mcf/D)	16,011	15,897	114	1%
Combined (BOE/D)	8,841	9,221	(380)	-4%

Average NYMEX prices:
Oil (per Bbl)	$78.12	$59.83	$18.29	31%
Natural gas (per Mcf)	$4.35	$3.49	$0.86	25%

(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended June 30,
	2010	2009
Average realized oil price ($/Bbl)	$68.53	$53.50
Average NYMEX ($/Bbl)	$78.12	$59.83
Differential to NYMEX	$(9.59)	$(6.33)
Average realized oil price to NYMEX percentage	88%	89%

Average realized natural gas price ($/Mcf)	$4.32	$3.13
Average NYMEX ($/Mcf)	$4.35	$3.49
Differential to NYMEX	$(0.03)	$(0.36)
Average realized natural gas price to NYMEX percentage	99%	90%
     Our average realized oil price as a percentage of the average NYMEX price was 88 percent in the second quarter of 2010 as compared to 89 percent in the second quarter of 2009. Our average realized natural gas price as a percentage of the average NYMEX price was 106 percent in the second quarter of 2010 as compared to 90 percent in the second quarter of 2009. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. In the second quarter of 2010, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX compared to the second quarter of 2009, narrowing the average differential. As a result of

ENCORE ENERGY PARTNERS LP
the incremental NGLs value and the narrower differential, the price we were paid per Mcf for natural gas sold under certain contracts during the second quarter of 2010 increased to a level above NYMEX.
     Oil revenues increased 20 percent from $32.0 million in the second quarter of 2009 to $38.5 million in the second quarter of 2010 as a result of a $15.03 per Bbl increase in our average realized oil price partially offset by a 36 MBbls decrease in our oil production volumes. Our higher average realized oil price increased oil revenues by approximately $8.4 million and was primarily due to a higher average NYMEX price, which increased from $59.83 per Bbl in the second quarter of 2009 to $78.12 per Bbl in the second quarter of 2010. Our lower oil production volumes decreased oil revenues by approximately $1.9 million and were primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues increased 39 percent from $4.5 million in the second quarter of 2009 to $6.3 million in the second quarter of 2010 as a result of a $1.19 per Mcf increase in our average realized natural gas price and a 10 MMcf increase in our natural gas production volumes. Our higher average realized natural gas price increased natural gas revenues by approximately $1.7 million and was primarily due to a higher average NYMEX price, which increased from $3.49 per Mcf in the second quarter of 2009 to $4.35 per Mcf in the second quarter of 2010, and the overall improvement in our natural gas differential as discussed above. Our higher natural gas production volumes were primarily due to our acquisition of certain natural gas properties in the Vinegarone Field in Val Verde County, Texas in May 2009.
     Expenses. The following table summarizes our expenses for the periods indicated:

	Three months ended June 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$10,475	$10,740	$(265)
Production taxes and marketing	4,678	4,122	556

Total production expenses	15,153	14,862	291	2%
Other:
Depletion, depreciation, and amortization	12,839	15,077	(2,238)
Exploration	55	18	37
General and administrative	3,543	3,228	315
Derivative fair value loss (gain)	(16,543)	37,440	(53,983)

Total operating expenses	15,047	70,625	(55,578)	-79%
Interest	3,276	2,351	925
Income tax provision	85	200	(115)

Total expenses	$18,408	$73,176	$(54,768)	-75%

Expenses (per BOE):
Production:
Lease operating	$13.02	$12.80	$0.22
Production taxes and marketing	5.82	4.91	0.91

Total production expenses	18.84	17.71	1.13	6%
Other:
Depletion, depreciation, and amortization	15.96	17.97	(2.01)
Exploration	0.07	0.02	0.05
General and administrative	4.40	3.85	0.55
Derivative fair value loss (gain)	(20.56)	44.62	(65.18)

Total operating expenses	18.71	84.17	(65.46)	-78%
Interest	4.07	2.80	1.27
Income tax provision	0.11	0.24	(0.13)

Total expenses	$22.89	$87.21	$(64.32)	-74%

(a)	In order to conform to the current period presentation, marketing expenses were reclassed to lease operating expenses, ad valorem taxes were reclassed to lease operating expenses, and transportation expenses were reclassed to production taxes and marketing.

ENCORE ENERGY PARTNERS LP
     Production expenses. Production expense attributable to LOE decreased $0.3 million from $10.7 million in the second quarter of 2009 to $10.5 million in the second quarter of 2010 primarily due to retention bonuses paid in August 2009 related to EAC’s 2008 strategic alternatives process.
     Production expense attributable to production taxes and marketing increased $0.6 million from $4.1 million in the second quarter of 2009 to $4.7 million in the second quarter of 2010 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained approximately constant at 10.9 percent in the second quarter of 2010 as compared to 10.8 percent in the second quarter of 2009.
     Depletion, depreciation, and amortization (“DD&A”) expense. DD&A expense decreased $2.2 million from $15.1 million in the second quarter of 2009 to $12.8 million in the second quarter of 2010 primarily due to the increase in our proved reserves in the second quarter of 2010 as a result of higher average commodity prices.
     General and administrative (“G&A”) expense. G&A expense increased $0.3 million to $3.5 million in the second quarter of 2010 as compared to $3.2 million in the second quarter of 2009 primarily due to a $1 million non-refundable retainer fee paid to an investment bank to assist the Conflicts Committee of the board of directors of our general partner in its responsibilities with regard to consideration of possible related party asset transactions, partially offset by professional fees incurred in the second quarter of 2009 related to the acquisition of properties from Encore Operating.
     Derivative fair value loss (gain). During the second quarter of 2010, we recorded a $16.5 million derivative fair value gain as compared to $37.4 million derivative fair value loss in the second quarter of 2009, the components of which were as follows:

	Three months ended June 30,		Increase /
	2010	2009	(Decrease)
	(in thousands)
Ineffectiveness on interest rate swaps	$45	$6	$39
Mark-to-market loss (gain)	(15,264)	50,251	(65,515)
Premium amortization	2,448	5,854	(3,406)
Receipts, net of settlements	(3,772)	(18,671)	14,899

Total derivative fair value loss (gain)	$(16,543)	$37,440	$(53,983)

     Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.
     Interest expense. Interest expense increased $0.9 million from $2.4 million in the second quarter of 2009 to $3.3 million in the second quarter of 2010 primarily due to higher weighted average outstanding borrowings under our revolving credit facility, an increase in the amortization of debt issuance costs, and increases in the applicable margins under our revolving credit facility. Our weighted average interest rate was 5.3 percent for the second quarter of 2010 as compared to 5.0 percent for the second quarter of 2009.

ENCORE ENERGY PARTNERS LP
Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Six months ended June 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Revenues (in thousands):
Oil	$78,447	$53,458	$24,989	47%
Natural gas	14,910	9,188	5,722	62%

Total oil and natural gas revenues	93,357	62,646	30,711	49%
Marketing	147	279	(132)	-47%

Total revenues	$93,504	$62,925	$30,579	49%

Average realized prices:
Oil ($/Bbl)	$69.90	$44.96	$24.94	55%
Natural gas ($/Mcf)	$5.02	$3.27	$1.75	54%
Combined ($/BOE)	$57.71	$37.81	$19.90	53%

Total production volumes:
Oil (MBbls)	1,122	1,189	(67)	-6%
Natural gas (MMcf)	2,972	2,807	165	6%
Combined (MBOE)	1,618	1,657	(39)	-2%

Average daily production volumes:
Oil (Bbls/D)	6,200	6,570	(370)	-6%
Natural gas (Mcf/D)	16,420	15,510	910	6%
Combined (BOE/D)	8,937	9,155	(218)	-2%

Average NYMEX prices:
Oil (per Bbl)	$78.37	$51.61	$26.76	52%
Natural gas (per Mcf)	$4.69	$4.20	$0.49	12%

(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated:

	Six months ended June 30,
	2010	2009
Average realized oil price ($/Bbl)	$69.90	$44.96
Average NYMEX ($/Bbl)	$78.37	$51.61
Differential to NYMEX	$(8.47)	$(6.65)
Average realized oil price to NYMEX percentage	89%	87%

Average realized natural gas price ($/Mcf)	$5.02	$3.27
Average NYMEX ($/Mcf)	$4.69	$4.20
Differential to NYMEX	$0.33	$(0.93)
Average realized natural gas price to NYMEX percentage	107%	78%
     Our average realized oil price as a percentage of the average NYMEX price was 89 percent in the first six months of 2010 as compared to 87 percent in the first six months of 2009. Our average realized natural gas price as a percentage of the average NYMEX price was 107 percent in the first six months of 2010 as compared to 78 percent in the first six months of 2009. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. In the first six months of 2010, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX compared to the first six months of 2009, improving the average differential. As a result of the incremental NGLs value and the improved differential, the price we were paid per Mcf for natural gas sold under certain contracts during the first six months of 2010 increased to a level above NYMEX.

ENCORE ENERGY PARTNERS LP
     Oil revenues increased 47 percent from $53.5 million in the first six months of 2009 to $78.4 million in the first six months of 2010 as a result of a $24.94 per Bbl increase in our average realized oil price partially offset by a 67 MBbls decrease in our oil production volumes. Our higher average realized oil price increased oil revenues by approximately $28.0 million and was primarily due to a higher average NYMEX price, which increased from $51.61 per Bbl in the first six months of 2009 to $78.37 per Bbl in the first six months of 2010. Our lower oil production volumes decreased oil revenues by approximately $3.0 million and were primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues increased 62 percent from $9.2 million in the first six months of 2009 to $14.9 million in the first six months of 2010 as a result of a $1.75 per Mcf increase in our average realized natural gas price and a 165 MMcf increase in our natural gas production volumes. Our higher average realized natural gas price increased natural gas revenues by approximately $5.2 million and was primarily due to a higher average NYMEX price, which increased from $4.20 per Mcf in the first six months of 2009 to $4.69 per Mcf in the first six months of 2010, and the overall improvement in our natural gas differential as discussed above. Our higher natural gas production volumes increased natural gas revenues by approximately $0.5 million and were primarily due to our acquisition of certain natural gas properties in the Vinegarone Field in Val Verde County, Texas in May 2009.
     Expenses. The following table summarizes our expenses for the periods indicated:

	Six months ended June 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$22,094	$22,897	$(803)
Production taxes and marketing	9,744	7,342	2,402

Total production expenses	31,838	30,239	1,599	5%
Other:
Depletion, depreciation, and amortization	25,690	29,586	(3,896)
Exploration	76	40	36
General and administrative	7,271	6,243	1,028
Derivative fair value loss (gain)	(21,956)	26,533	(48,489)

Total operating expenses	42,919	92,641	(49,722)	-54%
Interest	6,635	4,567	2,068
Income tax provision	111	201	(90)

Total expenses	$49,665	$97,409	$(47,744)	-49%

Expenses (per BOE):
Production:
Lease operating	$13.66	$13.82	$(0.16)
Production taxes and marketing	6.02	4.43	1.59

Total production expenses	19.68	18.25	1.43	8%
Other:
Depletion, depreciation, and amortization	15.88	17.86	(1.98)
Exploration	0.05	0.02	0.03
General and administrative	4.49	3.77	0.72
Derivative fair value loss (gain)	(13.57)	16.01	(29.58)

Total operating expenses	26.53	55.91	(29.38)	-53%
Interest	4.10	2.76	1.34
Income tax provision	0.07	0.12	(0.05)

Total expenses	$30.70	$58.79	$(28.09)	-48%

(a)	In order to conform to the current period presentation, marketing expenses were reclassed to lease operating expenses, ad valorem taxes were reclassed to lease operating expenses, and transportation expenses were reclassed to production taxes and marketing.
     Production expenses. Production expense attributable to LOE decreased $0.8 million from $22.9 million in the first six months of 2009 to $22.1 million in the first six months of 2010 primarily due to retention bonuses paid in August 2009 related to EAC’s 2008 strategic alternatives process.

ENCORE ENERGY PARTNERS LP
     Production expense attributable to production taxes and marketing increased $2.4 million from $7.3 million in the first six months of 2009 to $9.7 million in the first six months of 2010 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained approximately constant at 11.7 percent in the first six months of 2010 as compared to 11.0 percent in the first six months of 2009.
     DD&A expense. DD&A expense decreased $3.9 million from $29.6 million in the first six months of 2009 to $25.7 million in the first six months of 2010 primarily due to the increase in our proved reserves in the first six months of 2010 as a result of higher average commodity prices.
     G&A expense. G&A expense increased $1.0 million from $6.2 million in the first six months of 2009 to $7.3 million in the first six months of 2010 primarily due to a $1 million non-refundable retainer fee paid to an investment bank to assist the Conflicts Committee of the board of directors of our general partner in its responsibilities with regard to consideration of possible related party asset transactions.
     Derivative fair value loss (gain). During the first six months of 2010, we recorded a $22.0 million derivative fair value gain as compared to $26.5 million derivative fair value loss in the first six months of 2009, the components of which were as follows:

	Six months ended June 30,		Increase /
	2010	2009	(Decrease)
	(in thousands)
Ineffectiveness on interest rate swaps	$104	$(34)	$138
Mark-to-market loss (gain)	(21,443)	57,681	(79,124)
Premium amortization	4,868	11,408	(6,540)
Receipts, net of settlements	(5,485)	(42,522)	37,037

Total derivative fair value loss (gain)	$(21,956)	$26,533	$(48,489)

     Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.
     Interest expense. Interest expense increased $2.1 million from $4.6 million in the first six months of 2009 to $6.6 million in the first six months of 2010 primarily due to higher weighted average outstanding borrowings under our revolving credit facility, an increase in the amortization of debt issuance costs, and increases in the applicable margins under our revolving credit facility. Our weighted average interest rate was 5.3 percent for the first six months of 2010 as compared to 4.8 percent for the first six months of 2009.
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

ENCORE ENERGY PARTNERS LP
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
     The following table illustrates information regarding our distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2010
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010	(a)	$22,923	(a)
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		22,923

2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010		24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009		24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009		23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009		16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Development and exploitation	$1,709	$2,905	$2,240	$5,427
Exploration	46	28	66	294

Total	$1,755	$2,933	$2,306	$5,721

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the first six months of 2010 yielded 1.0 gross (0.1 net) productive well and no dry holes.
     Acquisitions of oil and natural gas properties. In June 2009, we acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash. In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash. Because these assets were acquired from an affiliate, the acquisitions were accounted for as transactions between entities under common control, similar to a pooling of interests, whereby the assets and liabilities were recorded at Encore Operating carrying value and our historical financial information, including the three and six months ended June 30, 2009, was recast to include the acquired properties for all periods in which the properties were owned by Encore Operating.
     Funding of working capital. As of June 30, 2010 and December 31, 2009, our working capital (defined as total current assets less total current liabilities) was $20.0 million and $15.6 million, respectively. For the remainder of 2010, we expect working capital to remain positive primarily due to the fair value of our outstanding commodity derivative contracts, and based on current commodity prices, we expect our operating cash flows will be sufficient to fund our working capital and capital expenditures. We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund

ENCORE ENERGY PARTNERS LP
our obligations as they become due. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital.
     Off-balance sheet arrangements. We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources. We have no off-balance sheet arrangements that are material to our financial position or results of operations.
     Contractual obligations. We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our 2009 Annual Report on Form 10-K. Our derivative contracts, which are recorded at fair value in our balance sheets, are discussed in Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”
     Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report on Form 10-K for additional information regarding our commitments and obligations.
     Other contingencies and commitments. Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us. From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of ENP’s production. From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of ENP’s production. Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of ENP’s production. We also reimburse Encore Operating for actual third-party expenses incurred on our behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on our behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
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
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities increased $16.6 million from $57.0 million for the first six months of 2009 to $73.6 million for the first six months of 2010, primarily due to an increase in our production margin, partially offset by decreased settlements received on our commodity derivative contracts of $37.0 million as a result of higher commodity prices in the first six months of 2010.
     Cash flows from investing activities. Cash used in investing activities decreased $29.3 million from $32.4 million for the first six months of 2009 to $3.1 million for the first six months of 2010, primarily due to a $27.3 million decrease in amounts paid to acquire oil and natural gas properties.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on our revolving credit facility, distributions to unitholders, and issuances of our common units. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first six months of 2010, we used net cash of $57.5 million in financing activities, including $47.5 million in distributions to unitholders and net repayments of $10 million under our revolving credit facility. Net repayments decreased the outstanding borrowings under our revolving credit facility from $255 million at December 31, 2009 to $245 million at June 30, 2010.

ENCORE ENERGY PARTNERS LP
     During the first six months of 2009, we used net cash of $25.1 million in financing activities, including $72.1 million of deemed distributions to affiliates in connection with acquisitions and $33.6 million in distributions to unitholders, partially offset by net borrowings of $45 million under our revolving credit facility and $40.7 million of net proceeds from the issuance of our common units to the public.
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
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first six months of 2010, our average realized oil and natural gas prices increased by 55 percent and 54 percent, respectively, as compared to the first six months of 2009. Realized oil and natural gas prices fluctuate widely in response to changing market forces. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our revolving credit facility, and ability to pay distributions may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected approximately two-thirds of our forecasted production through 2012 against declining commodity prices using commodity derivative contracts. On the other hand, an increase in commodity prices above the ceiling prices in our commodity derivative contracts would result in a loss. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Sensitivity” and Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.
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
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement. In conjunction with this amendment, Denbury paid a fee of approximately $0.9 million to JP Morgan, which had provided a guaranty of credit in the event the OLLC Credit Agreement was not amended to permit the consummation of the Merger from being a “Change of Control.” Denbury is not seeking reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is reflected as a capital contribution to us by Denbury in its capacity as the parent of our general partner.
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. On June 14, 2010, the borrowing base under the OLLC Credit Agreement was reaffirmed at $375 million. On June 30, 2010 and August 5, 2010, there were $245 million of outstanding borrowings and $130 million of borrowing capacity under the OLLC Credit Agreement.
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
     As of June 30, 2010, we and OLLC were in compliance with all covenants in the OLLC Credit Agreement, including the following financial covenants:

Actual Ratio as of
Financial Covenant	Required Ratio	June 30, 2010
Current Ratio	Minimum 1.0 to 1.0	6.2 to 1.0
Interest Coverage Ratio	Minimum 2.5 to 1.0	9.5 to 1.0
Leverage Ratio	Maximum 3.5 to 1.0	1.9 to 1.0

ENCORE ENERGY PARTNERS LP
     The following table shows the calculation of the Current Ratio as of June 30, 2010 ($ in thousands):

Current assets	$49,032
Availability under the OLLC Credit Agreement	130,000

Consolidated current assets	$179,032

Divided by: consolidated current liabilities	$29,025
Current Ratio	6.2
     The following table shows the calculation of the Interest Coverage Ratio for the twelve months ended June 30, 2010 ($ in thousands):

Consolidated EBITDA (a)	$122,789
Divided by: Consolidated net interest expense and letter of credit fees	$12,988
Interest Coverage Ratio	9.5

(a)	Consolidated EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, DD&A, and exploration expense. Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table shows the calculation of the Leverage Ratio for the twelve months ended June 30, 2010 ($ in thousands):

Consolidated funded debt	$245,000
Divided by: Consolidated Adjusted EBITDA (a)	$125,965
Leverage Ratio	1.9

(a)	Consolidated Adjusted EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, DD&A, and amortization, and exploration expense, after giving pro forma effect to acquisitions or dispositions in excess of $20 million in the aggregate. Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table presents a calculation of Consolidated EBITDA and Consolidated Adjusted EBITDA for the twelve months ended June 30, 2010 (in thousands) as required under the OLLC Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP. These EBITDA measures should not be considered an alternative to net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

Consolidated net income	$36,526
Unrealized non-cash hedge loss	15,456
Consolidated net interest expense	12,988
Income and franchise taxes	(76)
DD&A and exploration expense	55,072
Non-cash unit-based compensation	1,337
Other non-cash	1,486

Consolidated EBITDA	122,789
Pro forma effect of acquisitions	3,176

Consolidated Adjusted EBITDA	$125,965

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
     Capitalization. At June 30, 2010, we had total assets of $696.9 million and total capitalization of $650.1 million, of which 62 percent was represented by partners’ equity and 38 percent by long-term debt. At December 31, 2009, we had total assets of $719.7 million and total capitalization of $661.0 million, of which 61 percent was represented by partners’ equity and 39 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

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
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are comprised of four institutions, all of which are currently rated AA- or better by Standard & Poor’s and/or Fitch and all of which are lenders underwriting the ENP’s revolving credit facility. As of June 30, 2010, the fair market value of our oil derivative contracts was a net asset of approximately $8.5 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $14.8 million. Based on our open commodity derivative positions at June 30, 2010, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $22.4 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $24.0 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At June 30, 2010, we had outstanding borrowings under our revolving credit facility of $245 million, $95 million of which is subject to floating market rates of interest that are linked to the Eurodollar rate after taking into consideration the effect of our interest rate swaps. At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $0.3 million of interest expense per year, and if the Eurodollar rate decreased by 10 percent, we would incur $0.3 million less.
     Our interest rate swaps are discussed in Note 4 of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements.” As of June 30, 2010, the fair market value of our interest rate swaps was a net liability of approximately $3.0 million. If the Eurodollar rate increased by 10 percent, we estimate the liability would decrease to approximately $2.9 million, and if the Eurodollar rate decreased by 10 percent, we estimate the liability would remain approximately $3.0 million.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods

ENCORE ENERGY PARTNERS LP
specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 9, 2010