Form 10-Q
period 2010-09-30
Encore Energy Partners LP
filed 2010-11-08
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

Number of common units outstanding as of November 5, 2010	45,341,597

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
•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bbl/D. One Bbl per day.

•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

•	BOE/D. One BOE per day.

•	CO2. Carbon dioxide.

•	Completion. The installation of permanent equipment for the production of hydrocarbons.

•	Council of Petroleum Accountants Societies (“COPAS”). A professional organization of petroleum accountants that maintains consistency in accounting procedures and interpretations, including the procedures that are part of most joint operating agreements. These procedures establish a drilling rate and an overhead rate to reimburse the operator of a well for overhead costs, such as accounting and engineering.

•	Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

•	Dry Hole. An exploratory, development, or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

•	Denbury. Denbury Resources Inc., a publicly traded Delaware corporation, together with its subsidiaries.

•	EAC. Encore Acquisition Company, together with its subsidiaries. EAC merged with and into Denbury on March 9, 2010.

•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.

•	Exploratory Well. A well drilled to find a new field or to find a new reservoir in a field previously producing oil or natural gas in another reservoir.

•	FASB. Financial Accounting Standards Board.

•	FASC. FASB Accounting Standards Codification.

•	Field. An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

•	GAAP. Accounting principles generally accepted in the United States.

•	Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

•	Lease Operating Expense (“LOE”). All direct and allocated indirect costs of producing hydrocarbons after the completion of drilling and before the commencement of production. Such costs include ad valorem taxes, labor, superintendence, supplies, repairs, maintenance, and direct overhead charges.

•	LIBOR. London Interbank Offered Rate.

•	MBbl. One thousand Bbls.

•	MBOE. One thousand BOE.

•	Mcf. One thousand cubic feet, used in reference to natural gas.

•	Mcf/D. One Mcf per day.

•	MMcf. One million cubic feet, used in reference to natural gas.

•	Natural Gas Liquids (“NGLs”). The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.

•	NYMEX. New York Mercantile Exchange.

•	Oil. Crude oil, condensate, and NGLs.

•	Operator. The entity responsible for the exploration, development, and production of a well or lease.

•	Production Margin. Wellhead revenues less production costs.

•	Productive Well. A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•	Proved Developed Reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

ii

ENCORE ENERGY PARTNERS LP
•	Proved Reserves. The estimated quantities of hydrocarbons, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing conditions and operating methods.

•	Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion. Includes unrealized production response from enhanced recovery techniques that have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

•	Recompletion. The completion for production from an existing wellbore in another formation from that in which the well has been previously completed.

•	Reliable Technology. A grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

•	Reserves. Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to the economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•	Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•	Working Interest. An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,283	$1,754
Accounts receivable:
Trade	16,753	24,543
Affiliate	2,628	8,213
Derivatives	15,078	12,881
Other	697	857

Total current assets	45,439	48,248

Properties and equipment, at cost — successful efforts method:
Proved properties, including wells and related equipment	856,182	851,833
Unproved properties	19	55
Accumulated depletion, depreciation, and amortization	(247,750)	(210,417)

	608,451	641,471

Other property and equipment	991	863
Accumulated depreciation	(575)	(419)

	416	444

Goodwill	9,290	9,290
Other intangibles, net	3,088	3,316
Derivatives	10,023	13,423
Other	2,207	3,459

Total assets	$678,914	$719,651

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$418	$577
Affiliate	2,356	2,780
Accrued liabilities:
Lease operating	6,363	4,157
Development capital	1,576	1,484
Interest	312	429
Production taxes and marketing	10,988	10,218
Derivatives	5,643	9,815
Oil and natural gas revenues payable	1,611	1,598
Other	1,691	1,632

Total current liabilities	30,958	32,690

Derivatives	9,929	13,401
Future abandonment cost, net of current portion	12,950	12,556
Deferred taxes	39	—
Long-term debt	240,000	255,000

Total liabilities	293,876	313,647

Commitments and contingencies (see Note 11)

Partners’ equity:
Limited partners - 45,341,597 and 45,285,347 common units issued and outstanding, respectively	386,752	409,777
General partner - 504,851 general partner units issued and outstanding	317	(353)
Accumulated other comprehensive loss	(2,031)	(3,420)

Total partners’ equity	385,038	406,004

Total liabilities and partners’ equity	$678,914	$719,651

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Oil	$36,286	$35,494	$114,733	$88,952
Natural gas	6,497	5,436	21,407	14,624
Marketing	60	102	207	381

Total revenues	42,843	41,032	136,347	103,957

Expenses:
Production:
Lease operating	9,607	9,717	31,701	32,614
Production taxes and marketing	4,413	4,523	14,157	11,865
Depletion, depreciation, and amortization	12,782	14,640	38,472	44,226
Exploration	53	3,034	129	3,074
General and administrative	2,817	3,557	10,088	9,800
Derivative fair value loss (gain)	7,609	(4,822)	(14,347)	21,711

Total expenses	37,281	30,649	80,200	123,290

Operating income (loss)	5,562	10,383	56,147	(19,333)

Other income (expenses):
Interest	(3,277)	(2,984)	(9,912)	(7,551)
Other	9	23	47	34

Total other expenses	(3,268)	(2,961)	(9,865)	(7,517)

Income (loss) before income taxes	2,294	7,422	46,282	(26,850)
Income tax benefit (provision)	147	38	36	(163)

Net income (loss)	$2,441	$7,460	$46,318	$(27,013)

Net income (loss) allocation (see Note 8):
Limited partners’ interest in net income (loss)	$2,419	$5,904	$45,813	$(26,745)
General partner’s interest in net income (loss)	$22	$63	$505	$(444)

Net income (loss) per common unit:
Basic	$0.05	$0.13	$1.01	$(0.72)
Diluted	$0.05	$0.13	$1.01	$(0.72)

Weighted average common units outstanding:
Basic	45,342	44,653	45,328	37,373
Diluted	45,342	44,675	45,336	37,373

Cash distributions declared per common unit	$0.5000	$0.5125	$1.5375	$1.5125
The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per unit amounts)
(unaudited)

					Accumulated
					Other	Total
	Limited Partners		General Partner		Comprehensive	Partners’
	Units	Amount	Units	Amount	Loss	Equity
Balance at December 31, 2009	45,285	$409,777	505	$(353)	$(3,420)	$406,004
Owner contributions	—	(4)	—	935	—	931
Non-cash equity-based compensation	—	1,035	—	8	—	1,043
Vesting of phantom units	57	—	—	—	—	—
Other	—	(186)	—	(2)	—	(188)
Cash distributions to unitholders ($1.5375 per unit)	—	(69,683)	—	(776)	—	(70,459)
Components of comprehensive income:
Net income attributable to unitholders	—	45,813	—	505	—	46,318
Change in deferred hedge loss on interest rate swaps, net of tax of $6	—	—	—	—	1,389	1,389

Total comprehensive income						47,707

Balance at September 30, 2010	45,342	$386,752	505	$317	$(2,031)	$385,038

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$46,318	$(27,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	38,472	44,226
Deferred taxes	(55)	(342)
Non-cash exploration expense	—	2,991
Non-cash equity-based compensation expense	1,043	404
Non-cash derivative loss (gain)	(5,046)	79,948
Other	2,182	1,287
Changes in operating assets and liabilities:
Accounts receivable	13,169	(744)
Current derivatives	—	(2,020)
Other current assets	(36)	(196)
Long-term derivatives	—	(9,072)
Other assets	(15)	(18)
Accounts payable	(583)	(2,755)
Other current liabilities	2,981	5,846

Net cash provided by operating activities	98,430	92,542

Cash flows from investing activities:
Purchase of other property and equipment	(125)	—
Acquisition of oil and natural gas properties	(280)	(31,984)
Development of oil and natural gas properties	(3,843)	(7,330)

Net cash used in investing activities	(4,248)	(39,314)

Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	—	170,149
Proceeds from long-term debt	10,000	203,061
Payments on long-term debt	(25,000)	(96,000)
Deemed distributions to affiliates in connection with acquisitions	—	(258,429)
Cash distributions to unitholders	(70,459)	(57,041)
Other	(194)	(12,150)

Net cash used in financing activities	(85,653)	(50,410)

Increase in cash and cash equivalents	8,529	2,818
Cash and cash equivalents, beginning of period	1,754	619

Cash and cash equivalents, end of period	$10,283	$3,437

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
Strategic Alternatives and Asset Transaction Processes
     On April 30, 2010, ENP and Denbury, the ultimate parent of the General Partner, announced the intent to explore a broad range of strategic alternatives (the “strategic process”) to enhance the value of ENP’s common units, including, but not limited to, those alternatives involving a possible merger, sale, or other transaction involving ENP, Denbury’s interest in the General Partner, or all or part of the ENP common units that Denbury owns. Additionally, ENP and Denbury also announced their intent to explore a sale or other transaction involving one or more of ENP’s assets (the “asset process”), initiated in light of the substantial projected capital requirements required to recognize the full potential value of certain fields owned by ENP which are possible CO2 tertiary projects, such as the Elk Basin field. On September 2, 2010, ENP and Denbury announced (1) that they had terminated the asset process regarding the Elk Basin field, as no agreement could be reached on the value of the potential tertiary reserves; and (2) Denbury’s ongoing focus upon its intent to sell its interest in the General Partner and all or part of the ENP common units that Denbury owns. Although Denbury intends to sell its interest in the General Partner and all or part of ENP’s common units that Denbury owns, there is no assurance of completion of any transaction.
     In May 2010, the Conflicts Committee of the board of directors of the General Partner engaged an investment bank to assist in its responsibilities with regard to the asset process. This agreement was terminated during the third quarter of 2010. In conjunction with entering into this agreement, ENP accrued a $1 million non-refundable retainer fee in the second quarter of 2010, which was paid in the third quarter of 2010, and which is included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2010. In addition, the Conflicts Committee engaged other advisors such as engineers and legal counsel to help them evaluate any potential transaction and in their capacity as Board members approved paying a fee of $50,000 to each of the members of the Conflicts Committee for considering any potential transaction. These third party expenses and directors’ fees expensed during the three months ended September 30, 2010 totaled approximately $0.5 million, which is included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations.
Note 2. Basis of Presentation
     ENP’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. All adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for an entire year.
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
Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the current period presentation. On the accompanying Consolidated Statements of Operations, NGL revenues were reclassed from “Natural gas revenues” to “Oil revenues,” marketing expenses were reclassed to “Production taxes and marketing,” ad valorem taxes were reclassed to “Lease operating expenses,” and transportation expenses were reclassed to “Production taxes and marketing.”
Note 3. Proved Properties
     Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(in thousands)
Proved leasehold costs	$609,910	$609,692
Wells and related equipment — Completed	246,162	241,953
Wells and related equipment — In process	110	188

Total proved properties	$856,182	$851,833

Note 4. Fair Value Measurements
     The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	September 30, 2010		December 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
		(in thousands)
Assets:
Cash and cash equivalents	$10,283	$10,283	$1,754	$1,754
Accounts receivable — trade	16,753	16,753	24,543	24,543
Accounts receivable — affiliate	2,628	2,628	8,213	8,213
Commodity derivative contracts	25,101	25,101	26,304	26,304
Liabilities:
Accounts payable — trade	418	418	577	577
Accounts payable — affiliate	2,356	2,356	2,780	2,780
Revolving credit facility	240,000	237,636	255,000	252,047
Commodity derivative contracts	13,164	13,164	19,547	19,547
Interest rate swaps	2,408	2,408	3,669	3,669
     The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The book value of the revolving credit facility approximates fair value as the interest rate is variable; however, ENP adjusted the estimated fair value for estimated nonperformance risk of approximately $2.4 million and $3.0 million at September 30, 2010 and December 31, 2009, respectively. The nonperformance risk was determined using industry credit default swaps. Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.
Derivative Policy
     ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production. These arrangements are structured to reduce ENP’s exposure to commodity price decreases, but they can also limit the benefit ENP might otherwise receive from commodity price increases. ENP’s risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions, all of which are

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
lenders underwriting ENP’s revolving credit facility. ENP also uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.
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
     From time to time, ENP enters into floor spreads. In a floor spread, ENP purchases puts at a specified price (a “purchased put”) and also sells a put at a lower price (a “short put”). This strategy enables ENP to achieve some downside protection for a portion of its production, while funding the cost of such protection by selling a put at a lower price. If the price of the commodity falls below the strike price of the purchased put, then ENP has protection against commodity price decreases for the covered production down to the strike price of the short put. At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put. For example, in 2007, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. As NYMEX prices increased in 2008, ENP wished to protect downside price exposure at the higher price. In order to do this, ENP purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl. Thus, after these transactions were completed, ENP had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl. However, the net result was ENP effectively owning one oil put option for 2,000 Bbls/D in 2010 at $75 per Bbl. The following tables include information on both ENP’s purchased floor component of its floor spreads net and ENP’s other floor contracts.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The following tables summarize ENP’s open commodity derivative contracts as of September 30, 2010:
Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(in thousands)
Oct. — Dec. 2010							$(853)
	880	$80.00	440	$93.80	760	$75.43
	2,000	75.00	1,000	77.23	250	65.95
	760	67.00	—	—	—	—
2011							1,084
	1,880	80.00	1,440	95.41	760	78.46
	1,000	70.00	—	—	—	—
	760	65.00	—	—	250	69.65
2012							(5,566)
	750	70.00	500	82.05	210	81.62
	1,510	65.00	250	79.25	1,300	76.54

							$(5,335)

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	Asset
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
Oct. — Dec. 2010							$4,301
	3,800	$8.20	3,800	$9.58	5,452	$6.20
	4,698	7.26	—	—	550	5.86
2011							9,083
	3,398	6.31	—	—	7,952	6.36
	—	—	—	—	550	5.86
2012							3,888
	898	6.76	—	—	5,452	6.26
	—	—	—	—	550	5.86

							$17,272

     Counterparty Risk. At September 30, 2010, ENP had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas
	Contracts	Derivative Contracts
Counterparty	Committed	Committed
	(in thousands)
BNP Paribas	$3,610	$4,084
Calyon	2,082	8,462
RBC	2,157	4,372
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
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit facility to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of September 30, 2010, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Oct. 2010 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
Oct. 2010 - Jan. 2011	25,000	2.9650%	1-month LIBOR
Oct. 2010 - Jan. 2011	25,000	2.9613%	1-month LIBOR
Oct. 2010 - Mar. 2012	50,000	2.4200%	1-month LIBOR
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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Ineffectiveness on interest rate swaps	$29	$18	$133	$(16)
Mark-to-market loss (gain)	8,922	4,957	(12,521)	62,638
Premium amortization	2,474	5,918	7,342	17,326
Receipts, net of settlements	(3,816)	(15,715)	(9,301)	(58,237)

Total derivative fair value loss (gain)	$7,609	$(4,822)	$(14,347)	$21,711

Accumulated Other Comprehensive Loss
     At September 30, 2010 and December 31, 2009, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $2.0 million and $3.4 million, respectively. During the twelve months ending September 30, 2011, ENP expects to reclassify $1.9 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense. The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to fluctuations in interest rates.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Tabular Disclosures of Fair Value Measurements
     The following table summarizes the fair value of ENP’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives not designated as hedges
Commodity derivative contracts	Derivatives - current	$15,078	$12,881	Derivatives - current	$3,719	$6,393
Commodity derivative contracts	Derivatives - noncurrent	10,023	13,423	Derivatives - noncurrent	9,445	13,154

Total derivatives not designated as hedges		$25,101	$26,304		$13,164	$19,547

Derivatives designated as hedges
Interest rate swaps	Derivatives - current	$—	$—	Derivatives - current	$1,924	$3,422
Interest rate swaps	Derivatives - noncurrent	—	—	Derivatives - noncurrent	484	247

Total derivatives designated as hedges		$—	$—		$2,408	$3,669

Total derivatives		$25,101	$26,304		$15,572	$23,216

     The following table summarizes the effect of derivative instruments not designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Loss (Gain) Recognized in Income		Amount of Loss (Gain) Recognized in Income
	Location of Loss (Gain)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedges	Recognized in Income	2010	2009	2010	2009
Commodity derivative contracts	Derivative fair value loss (gain)	$7,580	$(4,840)	$(14,480)	$21,727
     The following tables summarize the effect of derivative instruments designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Amount of Loss Recognized in		Amount of Loss Recognized in
	Accumulated OCI (Effective Portion)		Accumulated OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Hedges	2010	2009	2010	2009
Interest rate swaps	$401	$1,289	$1,536	$2,444

	Amount of Loss Reclassified from Accumulated		Amount of Loss Reclassified from Accumulated
	OCI into Income (Effective Portion)		OCI into Income (Effective Portion)
Location of Loss Reclassified from Accumulated	Three Months Ended September 30,		Nine Months Ended September 30,
OCI into Income (Effective Portion)	2010	2009	2010	2009
Interest expense	$974	$983	$2,925	$2,786

	Amount of Loss Recognized		Amount of Loss (Gain) Recognized
	in Income as Ineffective		in Income as Ineffective
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Recognized in Income as Ineffective	2010	2009	2010	2009
Derivative fair value loss (gain)	$29	$18	$133	$(16)
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
     The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Asset (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts — swaps	$(9,254)	$—	$(9,254)	$—
Oil derivative contracts — floors and caps	3,919	—	—	3,919
Natural gas derivative contracts — swaps	11,056	—	11,056	—
Natural gas derivative contracts — floors and caps	6,216	—	—	6,216
Interest rate swaps	(2,408)	—	(2,408)	—

Total	$9,529	$—	$(606)	$10,135

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the nine months ended September 30, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2010	$8,585	$8,528	$17,113
Total gains (losses):
Included in earnings	(4,996)	(9,566)	(14,562)
Settlements	330	7,254	7,584

Balance at September 30, 2010	$3,919	$6,216	$10,135

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(4,996)	$(9,566)	$(14,562)

     Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.
     All fair values have been adjusted for nonperformance risk resulting in a decrease of the net commodity derivative asset of approximately $0.1 million as of September 30, 2010. For commodity derivative contracts which are in an asset position, ENP uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, ENP uses the average credit default swap rating of its peer companies as ENP does not have its own credit default swap rating.
Note 5. Asset Retirement Obligations
     Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal. The following table summarizes the changes in ENP’s asset retirement obligations for the nine months ended September 30, 2010 (in thousands):

Future abandonment liability at January 1, 2010	$13,130
Accretion of discount	548
Revision of previous estimates	66
Plugging and abandonment costs incurred	(96)

Future abandonment liability at September 30, 2010	$13,648

     As of September 30, 2010, $12.9 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.7 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheet. Approximately $5.0 million of the long-term future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant.
Note 6. Long-Term Debt
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which amendment was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger not being treated as a “Change of Control” under the OLLC Credit Agreement. Denbury paid a fee of approximately $0.9 million for this bank waiver and did not seek reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is reflected as a capital contribution to ENP by Denbury in its capacity as the parent of the General Partner and is included in “General and administrative expense” in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2010 as a non-cash expense.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. On June 14, 2010, the borrowing base under the OLLC Credit Agreement was reaffirmed at $375 million. As of September 30, 2010, there were $240 million of outstanding borrowings and $135 million of borrowing capacity under the OLLC Credit Agreement.
     OLLC incurs a quarterly commitment fee at a rate of 0.5 percent per year on the unused portion of the OLLC Credit Agreement.
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
     The OLLC Credit Agreement contains several restrictive covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on the assets of ENP, OLLC, and OLLC’s restricted subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that ENP and OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0;

•	a requirement that ENP and OLLC maintain a ratio of consolidated EBITDA, as defined in the OLLC Credit Agreement, to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0; and

•	a requirement that ENP and OLLC maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA of not more than 3.5 to 1.0.
     As of September 30, 2010, ENP and OLLC were in compliance with all covenants of the OLLC Credit Agreement.
     The OLLC Credit Agreement contains customary events of default including, among others, the following:

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
•	failure to pay principal on any loan when due;

•	failure to pay accrued interest on any loan or fees when due and such failure continues for more than three days;

•	failure to observe or perform covenants and agreements contained in the OLLC Credit Agreement, subject in some cases to a 30-day grace period after discovery or notice of such failure;

•	failure to make a payment when due on any other debt in a principal amount equal to or greater than $3 million or any other event or condition occurs which results in the acceleration of such debt or entitles the holder of such debt to accelerate the maturity of such debt;

•	the commencement of liquidation, reorganization, or similar proceedings with respect to OLLC or any guarantor under bankruptcy or insolvency law, or the failure of OLLC or any guarantor generally to pay its debts as they become due;

•	the entry of one or more judgments in excess of $3 million (to the extent not covered by insurance) and such judgment(s) remain unsatisfied and unstayed for 30 days;

•	the occurrence of certain ERISA events involving an amount in excess of $3 million;

•	there cease to exist liens covering at least 80 percent of the borrowing base properties; or

•	the occurrence of a change in control, as defined in the OLLC Credit Agreement.
     If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable.
Note 7. Partners’ Equity and Distributions
Distributions
     ENP’s partnership agreement requires that, within 45 days after the end of each quarter, it distribute all of its available cash (as defined in ENP’s partnership agreement) to its unitholders. ENP’s available cash is its cash on hand at the end of a quarter after the payment of its expenses and the establishment of reserves for future capital expenditures and operational needs. Distributions are not cumulative. ENP distributes available cash to its unitholders in accordance with their ownership percentages.
     The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2010
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010	(a)	$22,923 (a)
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010		22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		22,923

2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010		24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009		24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009		23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009		16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.
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
     The following table reflects the allocation of net income (loss) to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)
Net income (loss)	$2,441	$7,460	$46,318	$(27,013)
Less: net income for pre-partnership operations of assets acquired from affiliates	—	(1,493)	—	(176)

Net income (loss) attributable to unitholders	$2,441	$5,967	$46,318	$(27,189)

Numerator:
Numerator for basic earnings per unit:
Net income (loss) attributable to unitholders	$2,441	$5,967	$46,318	$(27,189)
Less: distributions earned by participating securities	(253)	(271)	(757)	(783)
Plus: cash distributions in excess of (less than) income allocated to the general partner	231	208	252	1,227

Net income (loss) allocated to limited partners	$2,419	$5,904	$45,813	$(26,745)

Denominator:
Denominator for basic earnings per unit:
Weighted average common units outstanding	45,342	44,653	45,328	37,373
Effect of dilutive phantom units (a)	—	22	8	—

Denominator for diluted earnings per unit	45,342	44,675	45,336	37,373

Net income (loss) per common unit:
Basic	$0.05	$0.13	$1.01	$(0.72)
Diluted	$0.05	$0.13	$1.01	$(0.72)

(a)	For the nine months ended months ended September 30, 2009, 43,750 phantom units were outstanding but were excluded from the diluted EPU calculations because their effect would have been antidilutive. Please read “Note 9. Unit-Based Compensation Plans” for additional discussion of phantom units.
Note 9. Unit-Based Compensation Plans
Long-Term Incentive Plan
     In September 2007, the board of directors of the General Partner adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. All employees, consultants, and directors of the General Partner and its affiliates who perform services for or on behalf of ENP and its subsidiaries are eligible to be granted awards under the LTIP. The LTIP is administered by the board of directors of the General Partner or a committee thereof, referred to as the plan administrator. To satisfy common unit awards under the LTIP, ENP may acquire common units in the open market, use common units owned by the General Partner, or use common units acquired by the General Partner from ENP or from any other person.
     The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000. As of September 30, 2010, there were 1,075,000 common units available for issuance under the LTIP with none outstanding.
     Phantom Units. As a result of the change of control of the General Partner in conjunction with the Merger of EAC with and into Denbury, all 56,250 of ENP’s outstanding phantom units vested and were settled in an equal number of ENP’s common units. The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense during March 2010. The fair value of these phantom units was approximately $1.2 million on the date of the Merger. During the nine months ended September 30, 2010 and 2009, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.7 million (upon closing of the Merger on March 9, 2010) and $0.3 million, respectively, which is included in

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
“General and administrative expense” in the accompanying Consolidated Statements of Operations. As of September 30, 2010, there were no outstanding phantom units.
Note 10. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$2,441	$7,460	$46,318	$(27,013)
Change in deferred hedge loss on interest rate swaps	573	(306)	1,389	342

Comprehensive income (loss)	$3,014	$7,154	$47,707	$(26,671)

Note 11. Commitments and Contingencies
     ENP is a party to ongoing legal proceedings in the ordinary course of business. The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.
     Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, derivative contracts, operating leases, and development commitments. Please read “Capital Commitments, Capital Resources, and Liquidity — Capital commitments — Contractual obligations” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for ENP’s contractual obligations as of September 30, 2010.
Note 12. Related Party Transactions
Administrative Services Agreement
     ENP does not have any employees. The employees supporting the operations of ENP are employees of Denbury. Encore Operating, L.P. (“Encore Operating”), a Texas limited partnership and indirect wholly-owned subsidiary of Denbury, performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP. Encore Operating is not liable to ENP for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
     From April 1, 2008 to March 31, 2009, the administrative fee charged by Encore Operating to ENP under the administrative services agreement was $1.88 per BOE of ENP’s production. From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of ENP’s production. Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of ENP’s production. ENP also reimburses Encore Operating for actual third-party expenses incurred on ENP’s behalf under the administrative services agreement. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
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

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     ENP reimburses Denbury for any state, income, franchise, or similar tax incurred by Denbury resulting from the inclusion of ENP in consolidated tax returns of Denbury as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP would have incurred had it not been included in a combined group with Denbury.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Administrative fees (including COPAS recovery)	$2,276	$1,325	$7,717	$4,150
Third-party expenses	1,212	1,059	4,527	4,031
     As of September 30, 2010, ENP had a payable to Denbury of $2.4 million which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from Denbury of $2.6 million which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets. As of December 31, 2009, ENP had a payable to EAC of $2.8 million which is reflected as “Accounts payable — affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from EAC of $8.2 million which is reflected as “Accounts receivable — affiliate” in the accompanying Consolidated Balance Sheets.
Acquisitions
     In January 2009, ENP acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”) from Encore Operating, at the time a subsidiary of EAC, for approximately $46.4 million. In June 2009, ENP acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating for approximately $25.2 million. In August 2009, ENP acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating for approximately $179.6 million in cash. Prior to the acquisition by ENP, the properties were owned by EAC and were not separate legal entities.
     In addition to payroll-related expenses, EAC incurred general and administrative expenses related to leasing office space and other corporate overhead expenses during the period these properties were owned by EAC. A portion of EAC’s consolidated general and administrative expenses was allocated to ENP and included in the accompanying Consolidated Statements of Operations based on the respective percentage of BOE produced by the properties in relation to the total BOE produced by EAC on a consolidated basis for the three and nine months ended September 30, 2009. A portion of EAC’s consolidated indirect lease operating overhead expenses was allocated to ENP included in the accompanying Consolidated Statements of Operations based on its share of EAC’s direct lease operating expense for the three and nine months ended September 30, 2009.
Distributions
     Each quarter, ENP pays cash distributions with respect to operations in the previous quarter on all of its outstanding units, including those common units held by the General Partner and its affiliates, and pays cash distributions to the General Partner based upon its general partner interest. On each of August 13, 2010 and May 14, 2010, ENP paid cash distributions of approximately $22.9 million, of which $10.7 million was paid to the General Partner and its affiliates. On February 12, 2010, ENP paid cash distributions of approximately $24.6 million, of which $11.5 million was paid to the General Partner and its affiliates. On August 14, 2009, ENP paid cash distributions of approximately $23.5 million, of which $11.0 million was paid to the General Partner and its affiliates. On each of May 15, 2009 and February 13, 2009, ENP paid cash distributions of approximately $16.8 million, of which $10.7 million was paid to the General Partner and its affiliates.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
Note 13. Subsequent Events
     On October 28, 2010, the board of directors of the General Partner declared an ENP cash distribution for the third quarter of 2010 to unitholders of record as of the close of business on November 8, 2010 of $0.50 per unit or approximately $22.9 million of which $10.7 million is expected to be paid to the General Partner and its affiliates. The distribution is expected to be paid to unitholders on or about November 12, 2010.

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
Introduction
     In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:
•	Recent Developments

•	Overview of Business

•	Third Quarter 2010 Highlights

•	Results of Operations
o	Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009

o	Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
•	Capital Commitments, Capital Resources, and Liquidity

•	Critical Accounting Policies and Estimates
Recent Developments
     On April 30, 2010, ENP and Denbury, the ultimate parent of our general partner, announced the intent to explore a broad range of strategic alternatives (the “strategic process”) to enhance the value of our common units, including, but not limited to, those alternatives involving a possible merger, sale, or other transaction involving us, Denbury’s interest in our general partner, or all or part of our common units that Denbury owns. Additionally, ENP and Denbury also announced their intent to explore a sale or other transaction involving one or more of our assets (the “asset process”), initiated in light of the substantial projected capital requirements required to recognize the full potential value of certain fields owned by us which are possible CO2 tertiary projects, such as the Elk Basin field. On September 2, 2010, ENP and Denbury announced (1) that they had terminated the asset process regarding the Elk Basin field, as no agreement could be reached on the value of the potential tertiary reserves; and (2) Denbury’s ongoing focus upon its intent to sell its interest in our general partner and all or part of our common units that Denbury owns. Although Denbury intends to sell its interest in our general partner and all or part of our common units that Denbury owns, there is no assurance of completion of any transaction.
     In May 2010, the Conflicts Committee of the board of directors of our general partner engaged an investment bank to assist in its responsibilities with regard to the asset process. This agreement was terminated during the third quarter of 2010. In conjunction with entering into this agreement, we accrued a $1 million non-refundable retainer fee in the second quarter of 2010, which was paid in the third quarter of 2010. In addition, the Conflicts Committee engaged other advisors such as engineers and legal counsel to help them evaluate any potential transaction and in their capacity as Board members approved paying a fee of $50,000 to each of the members of the Conflicts Committee for considering any potential transaction. These third party expenses and directors’ fees expensed during the three months ended September 30, 2010 totaled approximately $0.5 million.
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

ENCORE ENERGY PARTNERS LP
     On March 9, 2010, Encore Acquisition Company, the former parent of our general partner, was merged (the “Merger”) with and into Denbury, with Denbury surviving the Merger. As part of the Merger, Denbury became the owner of our general partner and approximately 46 percent of our outstanding common units. Upon the effectiveness of the Merger, I. Jon Brumley and Jon S. Brumley resigned from the board of directors of our general partner.
Third Quarter 2010 Highlights
     Our financial and operating results for the third quarter of 2010 included the following:
•	Our oil and natural gas revenues increased five percent to $42.8 million as compared to $40.9 million in the third quarter of 2009. Oil represented approximately 70 percent and 68 percent of our total production in the third quarter of 2010 and 2009, respectively.

•	Our average realized oil price increased eight percent to $65.69 per Bbl as compared to $60.58 per Bbl in the third quarter of 2009. Our average realized natural gas price increased 37 percent to $4.48 per Mcf as compared to $3.27 per Mcf in the third quarter of 2009.

•	Our production margin increased eight percent to $28.8 million as compared to $26.7 million in the third quarter of 2009. Total oil and natural gas wellhead revenues per BOE increased by 14 percent while total production expenses per BOE increased by only seven percent. On a per BOE basis, our production margin increased 17 percent to $36.23 per BOE as compared to $30.92 per BOE for the third quarter of 2009.

•	We invested $2.1 million in development and exploitation activities.

•	Our net income decreased to $2.4 million ($0.05 per common unit) as compared to a net income of $7.5 million ($0.13 per common unit) for the third quarter of 2009 primarily due to $4.0 million increase in mark-to-market loss on our commodity derivative contracts.
     See “Results of Operations” and “Capital Commitments, Capital Resources, and Liquidity” for additional discussion of these items.

ENCORE ENERGY PARTNERS LP
Results of Operations
Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended September 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Revenues (in thousands):
Oil	$36,286	$35,494	$792	2%
Natural gas	6,497	5,436	1,061	20%

Total oil and natural gas revenues	42,783	40,930	1,853	5%
Marketing	60	102	(42)	-41%

Total revenues	$42,843	$41,032	$1,811	4%

Average realized prices:
Oil ($/Bbl)	$65.69	$60.58	$5.11	8%
Natural gas ($/Mcf)	$4.48	$3.27	$1.21	37%
Combined ($/BOE)	$53.89	$47.42	$6.47	14%

Total production volumes:
Oil (MBbls)	552	586	(34)	-6%
Natural gas (MMcf)	1,449	1,663	(214)	-13%
Combined (MBOE)	794	863	(69)	-8%

Average daily production volumes:
Oil (Bbls/D)	6,004	6,369	(365)	-6%
Natural gas (Mcf/D)	15,755	18,077	(2,322)	-13%
Combined (BOE/D)	8,630	9,382	(752)	-8%

Average NYMEX prices:
Oil (per Bbl)	$76.10	$68.24	$7.86	12%
Natural gas (per Mcf)	$4.24	$3.40	$0.84	25%

(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended September 30,
	2010	2009
Average realized oil price ($/Bbl)	$65.69	$60.58
Average NYMEX ($/Bbl)	$76.10	$68.24
Differential to NYMEX	$(10.41)	$(7.66)
Average realized oil price to NYMEX percentage	86%	89%

Average realized natural gas price ($/Mcf)	$4.48	$3.27
Average NYMEX ($/Mcf)	$4.24	$3.40
Differential to NYMEX	$0.24	$(0.13)
Average realized natural gas price to NYMEX percentage	106%	96%
     Our average realized oil price as a percentage of the average NYMEX price was 86 percent in the third quarter of 2010 as compared to 89 percent in the third quarter of 2009. Our oil differential in the northern Rockies weakened in the third quarter of 2010 primarily as a result of the closure of Enbridge Pipeline’s 6A and 6B pipelines due to leaks. Our average realized natural gas price as a percentage of the average NYMEX price was 106 percent in the third quarter of 2010 as compared to 96 percent in the third quarter of 2009. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted. Since title of the natural gas sold under these contracts passes at the inlet of the

ENCORE ENERGY PARTNERS LP
processing plant, we report inlet volumes of natural gas as production. In the third quarter of 2010, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX prices compared to prices in the third quarter of 2009. As a result of the incremental NGLs value and the narrower differential, the price we were paid per Mcf for natural gas sold under certain contracts during the third quarter of 2010 increased to a level above NYMEX.
     Oil revenues increased two percent from $35.5 million in the third quarter of 2009 to $36.3 million in the third quarter of 2010 as a result of a $5.11 per Bbl increase in our average realized oil price, partially offset by a 34 MBbls decrease in our oil production volumes. Our higher average realized oil price increased oil revenues by approximately $2.8 million and was primarily due to a higher average NYMEX price, which increased from $68.24 per Bbl in the third quarter of 2009 to $76.10 per Bbl in the third quarter of 2010. Our lower oil production volumes decreased oil revenues by approximately $2.0 million and were primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues increased 20 percent from $5.4 million in the third quarter of 2009 to $6.5 million in the third quarter of 2010 as a result of a $1.21 per Mcf increase in our average realized natural gas price, partially offset by a 214 MMcf decrease in our natural gas production volumes. Our higher average realized natural gas price increased natural gas revenues by approximately $1.8 million and was primarily due to a higher average NYMEX price, which increased from $3.40 per Mcf in the third quarter of 2009 to $4.24 per Mcf in the third quarter of 2010, and the overall improvement in our natural gas differential as discussed above. Our lower natural gas production volumes decreased natural gas revenues by approximately $0.7 million and were primarily due to natural production declines in our Permian Basin area.
     Expenses. The following table summarizes our expenses for the periods indicated:

	Three months ended September 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$9,607	$9,717	$(110)	-1%
Production taxes and marketing	4,413	4,523	(110)	-2%

Total production expenses	14,020	14,240	(220)	-2%
Other:
Depletion, depreciation, and amortization	12,782	14,640	(1,858)	-13%
Exploration	53	3,034	(2,981)	-98%
General and administrative	2,817	3,557	(740)	-21%
Derivative fair value loss (gain)	7,609	(4,822)	12,431	-258%

Total operating expenses	37,281	30,649	6,632	22%
Interest	3,277	2,984	293	10%
Income tax benefit	(147)	(38)	(109)	287%

Total expenses	$40,411	$33,595	$6,816	20%

Expenses (per BOE):
Production:
Lease operating	$12.10	$11.26	$0.84	7%
Production taxes and marketing	5.56	5.24	0.32	6%

Total production expenses	17.66	16.50	1.16	7%
Other:
Depletion, depreciation, and amortization	16.10	16.96	(0.86)	-5%
Exploration	0.07	3.52	(3.45)	-98%
General and administrative	3.55	4.12	(0.57)	-14%
Derivative fair value loss (gain)	9.58	(5.59)	15.17	-271%

Total operating expenses	46.96	35.51	11.45	32%
Interest	4.13	3.46	0.67	19%
Income tax benefit	(0.19)	(0.04)	(0.15)	375%

Total expenses	$50.90	$38.93	$11.97	31%

(a)	In order to conform to the current period presentation, marketing expenses were reclassed to lease operating expenses, ad valorem taxes were reclassed to lease operating expenses, and transportation expenses were reclassed to production taxes and marketing.

ENCORE ENERGY PARTNERS LP
     Production expenses. Production expense attributable to LOE remained approximately constant at $9.6 million in the third quarter of 2010 as compared to $9.7 million in the third quarter of 2009.
     Production expense attributable to production taxes and marketing remained approximately constant at $4.4 million in the third quarter of 2010 as compared to $4.5 million in the third quarter of 2009. As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively constant at 11.1 percent in the third quarter of 2010 as compared to 11.5 percent in the third quarter of 2009.
     Depletion, depreciation, and amortization (“DD&A”) expense. DD&A expense decreased $1.9 million from $14.6 million in the third quarter of 2009 to $12.8 million in the third quarter of 2010 primarily due to the increase in our proved reserves in the third quarter of 2010 as a result of higher average commodity prices and lower production volumes as previously discussed.
     General and administrative (“G&A”) expense. G&A expense decreased $0.7 million to $2.8 million in the third quarter of 2010 as compared to $3.6 million in the third quarter of 2009 primarily due to professional fees incurred in the third quarter of 2009 related to the acquisition of properties from Encore Operating, partially offset by incremental costs of approximately $0.5 million incurred by the Conflicts Committee of the board of directors of our general partner in evaluating potential transactions for ENP as previously discussed.
     Derivative fair value loss (gain). During the third quarter of 2010, we recorded a $7.6 million derivative fair value loss as compared to a $4.8 million derivative fair value gain in the third quarter of 2009, the components of which were as follows:

	Three months ended September 30,		Increase /
	2010	2009	(Decrease)
	(in thousands)
Ineffectiveness on interest rate swaps	$29	$18	$11
Mark-to-market loss (gain)	8,922	4,957	3,964
Premium amortization	2,474	5,918	(3,444)
Receipts, net of settlements	(3,816)	(15,715)	11,900

Total derivative fair value loss (gain)	$7,609	$(4,822)	$12,431

     Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.
     Interest expense. Interest expense increased $0.3 million from $3.0 million in the third quarter of 2009 to $3.3 million in the third quarter of 2010 primarily due to higher weighted average outstanding borrowings under our revolving credit facility. Our weighted average outstanding borrowings under our revolving credit facility were $244.8 million for the third quarter of 2010 as compared to $223.6 million for the third quarter of 2009. Our weighted average interest rate, including the effects of interest rate swaps, was 5.3 percent for the third quarter of both 2010 and 2009.

ENCORE ENERGY PARTNERS LP
Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
     Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Nine months ended September 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Revenues (in thousands):
Oil	$114,733	$88,952	$25,781	29%
Natural gas	21,407	14,624	6,783	46%

Total oil and natural gas revenues	136,140	103,576	32,564	31%
Marketing	207	381	(174)	-46%

Total revenues	$136,347	$103,957	$32,390	31%

Average realized prices:
Oil ($/Bbl)	$68.51	$50.11	$18.40	37%
Natural gas ($/Mcf)	$4.84	$3.27	$1.57	48%
Combined ($/BOE)	$56.45	$41.10	$15.35	37%

Total production volumes:
Oil (MBbls)	1,675	1,775	(100)	-6%
Natural gas (MMcf)	4,421	4,470	(49)	-1%
Combined (MBOE)	2,411	2,520	(109)	-4%

Average daily production volumes:
Oil (Bbls/D)	6,134	6,502	(368)	-6%
Natural gas (Mcf/D)	16,196	16,375	(179)	-1%
Combined (BOE/D)	8,833	9,231	(398)	-4%

Average NYMEX prices:
Oil (per Bbl)	$77.60	$57.22	$20.38	36%
Natural gas (per Mcf)	$4.54	$3.93	$0.61	16%

(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.
     The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated:

	Nine months ended September 30,
	2010	2009
Average realized oil price ($/Bbl)	$68.51	$50.11
Average NYMEX ($/Bbl)	$77.60	$57.22
Differential to NYMEX	$(9.09)	$(7.11)
Average realized oil price to NYMEX percentage	88%	88%

Average realized natural gas price ($/Mcf)	$4.84	$3.27
Average NYMEX ($/Mcf)	$4.54	$3.93
Differential to NYMEX	$0.30	$(0.66)
Average realized natural gas price to NYMEX percentage	107%	83%
     Our average realized oil price as a percentage of the average NYMEX price was 88 percent in the first nine months of both 2010 and 2009. Our average realized natural gas price as a percentage of the average NYMEX price was 107 percent in the first nine months of 2010 as compared to 83 percent in the first nine months of 2009. Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted. Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production. In the first nine months of 2010, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX prices compared to prices in the first nine months of 2009. As a result of the incremental NGLs value and the improved differential, the prices we were paid per Mcf for natural gas sold under certain contracts during the first nine months of 2010 increased to a level above NYMEX.

ENCORE ENERGY PARTNERS LP
     Oil revenues increased 29 percent from $89.0 million in the first nine months of 2009 to $114.7 million in the first nine months of 2010 as a result of an $18.40 per Bbl increase in our average realized oil price, partially offset by a 100 MBbls decrease in our oil production volumes. Our higher average realized oil price increased oil revenues by approximately $30.8 million and was primarily due to a higher average NYMEX price, which increased from $57.22 per Bbl in the first nine months of 2009 to $77.60 per Bbl in the first nine months of 2010. Our lower oil production volumes decreased oil revenues by approximately $5.0 million and were primarily due to natural production declines in our Elk Basin field.
     Natural gas revenues increased 46 percent from $14.6 million in the first nine months of 2009 to $21.4 million in the first nine months of 2010 as a result of a $1.57 per Mcf increase in our average realized natural gas price partially offset by a 49 MMcf decrease in our natural gas production volumes. Our higher average realized natural gas price increased natural gas revenues by approximately $6.9 million and was primarily due to a higher average NYMEX price, which increased from $3.93 per Mcf in the first nine months of 2009 to $4.54 per Mcf in the first nine months of 2010, and the overall improvement in our natural gas differential as discussed above. Our lower natural gas production volumes decreased natural gas revenues by approximately $0.2 million and were primarily due to natural production declines in our Permian Basin area.
     Expenses. The following table summarizes our expenses for the periods indicated:

	Nine months ended September 30,		Increase / (Decrease)
	2010	2009 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$31,701	$32,614	$(913)	-3%
Production taxes and marketing	14,157	11,865	2,292	19%

Total production expenses	45,858	44,479	1,379	3%
Other:
Depletion, depreciation, and amortization	38,472	44,226	(5,754)	-13%
Exploration	129	3,074	(2,945)	-96%
General and administrative	10,088	9,800	288	3%
Derivative fair value loss (gain)	(14,347)	21,711	(36,058)	-166%

Total operating expenses	80,200	123,290	(43,090)	-35%
Interest	9,912	7,551	2,361	31%
Income tax provision (benefit)	(36)	163	(199)	-122%

Total expenses	$90,076	$131,004	$(40,928)	-31%

Expenses (per BOE):
Production:
Lease operating	$13.15	$12.94	$0.21	2%
Production taxes and marketing	5.87	4.71	1.16	25%

Total production expenses	19.02	17.65	1.37	8%
Other:
Depletion, depreciation, and amortization	15.95	17.55	(1.60)	-9%
Exploration	0.05	1.22	(1.17)	-96%
General and administrative	4.18	3.89	0.29	7%
Derivative fair value loss (gain)	(5.95)	8.62	(14.57)	-169%

Total operating expenses	33.25	48.93	(15.68)	-32%
Interest	4.11	3.00	1.11	37%
Income tax provision (benefit)	(0.01)	0.06	(0.07)	-117%

Total expenses	$37.35	$51.99	$(14.64)	-28%

(a)	In order to conform to the current period presentation, marketing expenses were reclassed to lease operating expenses, ad valorem taxes were reclassed to lease operating expenses, and transportation expenses were reclassed to production taxes and marketing.
     Production expenses. Production expense attributable to LOE decreased $0.9 million from $32.6 million in the first nine months of 2009 to $31.7 million in the first nine months of 2010 primarily due to retention bonuses paid in August 2009 related to EAC’s 2008 strategic alternatives process.

ENCORE ENERGY PARTNERS LP
     Production expense attributable to production taxes and marketing increased $2.3 million from $11.9 million in the first nine months of 2009 to $14.2 million in the first nine months of 2010 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts. As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively constant at 11.0 percent in the first nine months of 2010 as compared to 11.1 percent in the first nine months of 2009.
     DD&A expense. DD&A expense decreased $5.8 million from $44.2 million in the first nine months of 2009 to $38.5 million in the first nine months of 2010 primarily due to the increase in our proved reserves in the first nine months of 2010 as a result of higher average commodity prices and lower production volumes as previously discussed.
     G&A expense. G&A expense remained approximately constant at $10.1 million in the first nine months of 2010 as compared to $9.8 million in the first nine months of 2009. The third quarter of 2010 includes incremental costs of approximately $1.7 million incurred by the Conflicts Committee of the board of directors of our general partner in evaluating potential transactions for ENP as previously discussed.
     Derivative fair value loss (gain). During the first nine months of 2010, we recorded a $14.3 million derivative fair value gain as compared to a $21.7 million derivative fair value loss in the first nine months of 2009, the components of which were as follows:

	Nine months ended September 30,		Increase /
	2010	2009	(Decrease)
	(in thousands)
Ineffectiveness on interest rate swaps	$133	$(16)	$149
Mark-to-market loss (gain)	(12,521)	62,638	(75,159)
Premium amortization	7,342	17,326	(9,984)
Receipts, net of settlements	(9,301)	(58,237)	48,936

Total derivative fair value loss (gain)	$(14,347)	$21,711	$(36,058)

     Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.
     Interest expense. Interest expense increased $2.4 million from $7.6 million in the first nine months of 2009 to $9.9 million in the first nine months of 2010 primarily due to higher weighted average outstanding borrowings under our revolving credit facility, an increase in the amortization of debt issuance costs, and increases in the applicable margins under our revolving credit facility. Our weighted average outstanding borrowings under our revolving credit facility were $250.6 million for the first nine months of 2010 as compared to $203.9 million for the first nine months of 2009. Our weighted average interest rate, including the effects of interest rate swaps, was 5.3 percent for the first nine months of 2010 as compared to 5.0 percent for the first nine months of 2009.
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
     The following table illustrates information regarding our distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
					(in thousands)
2010
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010	(a)	$22,923 (a)
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010		22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		22,923

2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010		24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009		24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009		23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009		16,813

2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009		16,813

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.
     Development, exploitation, and exploration of oil and natural gas properties. The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Development and exploitation	$1,996	$1,125	$4,236	$6,536
Exploration	105	474	171	768

Total	$2,101	$1,599	$4,407	$7,304

     Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities. Our development and exploitation capital for the first nine months of 2010 yielded 1 gross (0.5 net) productive well and no dry holes.
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
     Funding of working capital. As of September 30, 2010 and December 31, 2009, our working capital (defined as total current assets less total current liabilities) was $14.5 million and $15.6 million, respectively. Through 2011, we expect working capital to remain positive primarily due to the fair value of our outstanding commodity derivative contracts, and based on current commodity prices, we expect our operating cash flows will be sufficient to fund our working capital and capital expenditures. We anticipate cash

ENCORE ENERGY PARTNERS LP
reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings and related interest expense under our revolving credit facility. However, we have availability under our revolving credit facility to fund our obligations as they become due. Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital.
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
     Other contingencies and commitments. Encore Operating provides administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us. From April 1, 2008 to March 31, 2009, the administrative fee charged by Encore Operating to us under the administrative services agreement was $1.88 per BOE of our production. From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of our production. Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of our production. We also reimburse Encore Operating for actual third-party expenses incurred on our behalf under the administrative services agreement. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
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
     Capital resources
     Cash flows from operating activities. Cash provided by operating activities increased $5.9 million from $92.5 million for the first nine months of 2009 to $98.4 million for the first nine months of 2010, primarily due to an increase in our production margin, partially offset by decreased settlements received on our commodity derivative contracts of $48.9 million as a result of higher commodity prices in the first nine months of 2010.
     Cash flows from investing activities. Cash used in investing activities decreased $35.1 million from $39.3 million for the first nine months of 2009 to $4.2 million for the first nine months of 2010, primarily due to a $31.7 million decrease in amounts paid to acquire oil and natural gas properties.
     Cash flows from financing activities. Our cash flows from financing activities consist primarily of proceeds from and payments on our revolving credit facility, distributions to unitholders, and issuances of our common units. We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.
     During the first nine months of 2010, we used net cash of $85.7 million in financing activities, including $70.5 million in distributions to unitholders and net repayments of $15.0 million under our revolving credit facility. Net repayments decreased the

ENCORE ENERGY PARTNERS LP
outstanding borrowings under our revolving credit facility from $255 million at December 31, 2009 to $240 million at September 30, 2010.
     During the first nine months of 2009, we used net cash of $50.4 million in financing activities, including $258.4 million of deemed distributions to affiliates in connection with acquisitions and $57.0 million in distributions to unitholders, partially offset by net borrowings of $110 million under our revolving credit facility and $170.1 million of net proceeds from the issuance of our common units to the public.
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
     Internally generated cash flows. Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices. During the first nine months of 2010, our average realized oil and natural gas prices increased by 37 percent and 48 percent, respectively, as compared to our average realized prices in the first nine months of 2009. Realized oil and natural gas prices fluctuate widely in response to changing market forces. If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our revolving credit facility, and ability to pay distributions may be adversely impacted. Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity. However, we have protected approximately two-thirds of our forecasted production through 2012 against declining commodity prices to certain levels using commodity derivative contracts. On the other hand, an increase in commodity prices above the ceiling prices in our commodity derivative contracts would result in a loss. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Sensitivity” and Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.
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
     OLLC is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which amendment was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger not being treated as a “Change of Control” under the OLLC Credit Agreement. Denbury paid a fee of approximately $0.9 million for this bank waiver and did not seek reimbursement from ENP for this payment. As such, the $0.9 million paid by Denbury is reflected as a capital contribution to us by Denbury in its capacity as the parent of our general partner.
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. On June 14, 2010, the borrowing base under the OLLC Credit Agreement was reaffirmed at $375 million. On each of September 30, 2010 and November 5, 2010, there were $240 million of outstanding borrowings and $135 million of borrowing capacity under the OLLC Credit Agreement.

ENCORE ENERGY PARTNERS LP
     OLLC incurs a quarterly commitment fee at a rate of 0.5 percent per year on the unused portion of the OLLC Credit Agreement.
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
     The OLLC Credit Agreement contains several restrictive covenants including, among others, the following:
•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;

•	a restriction on creating liens on our assets and the assets of OLLC and its subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;

•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;

•	a requirement that we and OLLC maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 (the “Current Ratio”);

•	a requirement that we and OLLC maintain a ratio of consolidated EBITDA, as defined in the OLLC Credit Agreement, to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0 (the “Interest Coverage Ratio”); and

•	a requirement that we and OLLC maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA of not more than 3.5 to 1.0 (the “Leverage Ratio”).
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
     As of September 30, 2010, we and OLLC were in compliance with all covenants under the OLLC Credit Agreement, including the following financial covenants:

ENCORE ENERGY PARTNERS LP

Actual Ratio as of
Financial Covenant	Required Ratio	September 30, 2010
Current Ratio	Minimum 1.0 to 1.0	5.8 to 1.0
Interest Coverage Ratio	Minimum 2.5 to 1.0	9.0 to 1.0
Leverage Ratio	Maximum 3.5 to 1.0	2.0 to 1.0
     The following table shows the calculation of the Current Ratio as of September 30, 2010 ($ in thousands):

Current assets	$45,439
Availability under the OLLC Credit Agreement	135,000

Consolidated current assets	$180,439

Divided by: consolidated current liabilities	$30,958
Current Ratio	5.8
     The following table shows the calculation of the Interest Coverage Ratio for the twelve months ended September 30, 2010 ($ in thousands):

Consolidated EBITDA (a)	$119,485
Divided by: Consolidated net interest expense and letter of credit fees	$13,297
Interest Coverage Ratio	9.0

(a)	Consolidated EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, DD&A, and exploration expense. Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table shows the calculation of the Leverage Ratio for the twelve months ended September 30, 2010 ($ in thousands):

Consolidated funded debt	$240,000
Divided by: Consolidated Adjusted EBITDA (a)	$119,485
Leverage Ratio	2.0

(a)	Consolidated Adjusted EBITDA is defined in the OLLC Credit Agreement and generally means earnings before interest, income taxes, DD&A, and amortization, and exploration expense, after giving pro forma effect to acquisitions or dispositions in excess of $20 million in the aggregate. Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.
     The following table presents a calculation of Consolidated EBITDA and Consolidated Adjusted EBITDA for the twelve months ended September 30, 2010 (in thousands) as required under the OLLC Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP. These EBITDA measures should not be considered an alternative to net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

Consolidated net income	$33,002
Unrealized non-cash hedge loss	19,431
Consolidated net interest expense	13,297
Income and franchise taxes	(185)
DD&A and exploration expense	51,914
Non-cash unit-based compensation	1,204
Other non-cash	822

Consolidated EBITDA	119,485
Pro forma effect of acquisitions	—

Consolidated Adjusted EBITDA	$119,485

     The OLLC Credit Agreement contains customary events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods. If an event of default occurs and is continuing, lenders with a majority of the aggregate

ENCORE ENERGY PARTNERS LP
commitments may require Bank of America, N.A. to declare all amounts outstanding under the OLLC Credit Agreement to be immediately due and payable.
     Capitalization. At September 30, 2010, we had total assets of $678.9 million and total capitalization of $625.0 million, of which 62 percent was represented by partners’ equity and 38 percent by long-term debt. At December 31, 2009, we had total assets of $719.7 million and total capitalization of $661.0 million, of which 61 percent was represented by partners’ equity and 39 percent by long-term debt. The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.
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
Commodity Price Sensitivity
     Our commodity derivative contracts are discussed in Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” The counterparties to our commodity derivative contracts are comprised of four institutions, all of which are currently rated AA- or better by Standard & Poor’s and/or Fitch and all of which are lenders under our revolving credit facility. As of September 30, 2010, the fair market value of our oil derivative contracts was a net liability of approximately $5.3 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $17.3 million. Based on our open commodity derivative positions at September 30, 2010, a 10 percent increase in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative asset by approximately $19.9 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative asset by approximately $20.8 million.
Interest Rate Sensitivity
     Our long-term debt is discussed in Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.” At September 30, 2010, we had outstanding borrowings under our revolving credit facility of $240 million, $90 million of which is subject to floating market rates of interest that are linked to the Eurodollar rate after taking into consideration the effect of our interest rate swaps. At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $0.2 million of interest expense per year, and if the Eurodollar rate decreased by 10 percent, we would incur $0.2 million less.
     Our interest rate swaps are discussed in Note 4 of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements.” As of September 30, 2010, the fair market value of our interest rate swaps was a net liability of approximately $2.4 million. A 10 percent increase or decrease in the Eurodollar rate would not have a significant impact on the fair market value of our interest rate swaps.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls

ENCORE ENERGY PARTNERS LP
and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Encore Energy Partners LP (incorporated by reference to Exhibit 3.1 to ENP’s Registration Statement on Form S-1 (File No. 333-142847), filed with the SEC on May 11, 2007).

3.2	Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference to Exhibit 3.1 of ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).

3.2.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of May 10, 2007 (incorporated by reference to Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on April 18, 2008).

3.3*	Amendment No. 1 to Limited Liability Company Agreement of Encore Energy Partners GP LLC, effective August 30, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).

32.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).

32.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).

99.1*	Statement showing computation of ratios of earnings (loss) to fixed charges.

*	Filed herewith.

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

Date: November 8, 2010