Form 10-K
period 2010-12-31
Encore Energy Partners LP
filed 2011-03-01
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
                                                                                                                          (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission File Number: 001-33676

ENCORE ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	20-8456807
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5847 San Felipe, Suite 3000, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (832) 327-2255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity of the registrant was last sold as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) $415,128,949

Number of Common Units outstanding as of February 28, 2011 45,341,597

DOCUMENTS INCORPORATED BY REFERENCE: None

GLOSSARY

The following are abbreviations and definitions of certain terms used in this annual report on Form 10-K (the “Report”):

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
•	Bbl/D. One Bbl per day.
•	Bcf. One billion cubic feet, used in reference to natural gas.
•	Bcfe. One billion cubic feet of natural gas equivalent, calculated by converting oil to natural gas at a ratio of one Bbl of oil to six Mcf of natural gas.
•	BOE. One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
•	BOE/D. One BOE per day.
•	CO2. Carbon dioxide
•	Completion. The installation of permanent equipment for the production of oil or natural gas.
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

•
Production costs.  Costs incurred to operate and maintain our wells and related equipment and facilities.  For a complete definition of production costs, please refer to the SEC’s Regulation S-X, Rule 4-10(a)(20).

•	Production Margin. Wellhead revenues less production expenses.
•	Production Taxes. Production expense attributable to production and severance taxes.
•
Productive Well.  A well capable of producing hydrocarbons in commercial quantities, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

•
Proved Developed Reserves.  Reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well, is acreage that is allocated or assignable to producing wells or wells capable of production. For a complete definition of developed oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(6).

•
Proved Reserves.  Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  For a complete definition of proved oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

•
Proved Undeveloped Reserves.  Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  For a complete definition of undeveloped oil and gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(31).

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

•	Vanguard. Vanguard Natural Resources, LLC, a publicly traded Delaware limited liability company, together with its subsidiaries.
•	VNG. Vanguard Natural Gas, LLC, a wholly-owned subsidiary of Vanguard.
•	Waterflood. A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.
•
Working Interest.  An interest in an oil or natural gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

i

As used in this Report, references to “ENP,” “we,” “our,” “us,” or similar terms refer to Encore Energy Partners LP and its subsidiaries, unless the context indicates otherwise.  References to “our general partner” refer to Encore Energy Partners GP LLC, our general partner.  References to “our operating company” and “OLLC” refer to Encore Energy Partners Operating LLC, our operating company.  References to “EAC” refer to Encore Acquisition Company, a former parent company of our general partner, and its subsidiaries.  References to “Denbury” refer to Denbury Resources Inc., a former parent company of our general partner, and its subsidiaries.  References to “Encore Operating” refer to Encore Operating, L.P., a wholly owned subsidiary of Denbury.  References to “Vanguard” refer to Vanguard Natural Resources, LLC, the ultimate parent company of our general partner, and its subsidiaries.  References to “VNG” refer to Vanguard Natural Gas, LLC, a wholly-owned subsidiary of Vanguard.  This Report contains forward-looking statements, which give our current expectations or forecasts of future events.  Please read “Item 1A. Risk Factors” for a description of various factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements.  Certain terms commonly used in the oil and natural gas industry and in this Report are defined under the caption “Glossary.”  In addition, all production and reserve volumes disclosed in this Report represent amounts net to us, unless otherwise noted.

PART I

ITEMS 1 and 2.  BUSINESS AND PROPERTIES

General

Our Business.  We are a Delaware limited partnership formed in February of 2007 by EAC and are engaged in the acquisition, exploitation, and development of oil and natural gas reserves from onshore fields in the United States.  Our primary business objective is to make quarterly cash distributions to our unitholders in accordance with our guideline as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations – Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Distributions to unitholders.”  Our properties and oil and natural gas reserves are located in four core areas:

•       the Big Horn Basin in Wyoming and Montana;
•       the Permian Basin in West Texas and New Mexico;
•       the Williston Basin in North Dakota and Montana; and
•       the Arkoma Basin in Arkansas and Oklahoma.

On March 9, 2010, EAC, a former parent of our general partner, was merged with and into Denbury (the “Merger”), with Denbury surviving the Merger.  As part of the Merger, Denbury became the then owner of our general partner and approximately 46.1 percent of our outstanding common units.

On November 17, 2010, Denbury announced that it had entered into an agreement to sell its ownership interests in ENP to VNG, the parent of our general partner, for $300 million in cash and approximately 3.14 million Vanguard common units (the “Vanguard Acquisition”).  The transaction closed on December 31, 2010.  Denbury sold its interest in the entity which owns 100 percent of our general partner and approximately 20.9 million of our common units, or approximately 46.1 percent of our outstanding common units.

Proved Reserves.  Our estimated total proved reserves at December 31, 2010 were 28.7 MMBbls of oil and 74.5 Bcf of natural gas, based on 2010 12-month average market prices of $79.43 per Bbl of oil and $4.45 per Mcf of natural gas.  On a BOE basis, our proved reserves were 41.1 MMBOE at December 31, 2010, of which 70 percent was oil, 90 percent was proved developed, and 10 percent was proved undeveloped.

Drilling.  In 2010, we participated in drilling 1 gross (0.1 net) non-operated productive well.  We invested $5.9 million in development and exploitation activities in 2010.

Financial Information About Operating Segments.  We have operations in only one industry segment: the oil and natural gas exploration and production industry in the United States.

Organizational Structure

The following diagram depicts our organizational structure as of February 28, 2011:

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

As of December 31, 2010, we operated properties representing approximately 86 percent of our proved reserves.  As the operator, we are able to better control expenses, capital allocation, and the timing of exploitation and development activities on our properties.  We also own working interests in properties that are operated by third parties for which we are required to pay our share of production, exploitation, and development costs.  Please read “— Properties — Nature of Our Ownership Interests.”  During 2010, 2009, and 2008, our development costs on non-operated properties were approximately 31 percent, 66 percent, and 24 percent, respectively, of our total development costs.  We also own royalty interests in wells operated by third parties that are not burdened by production or capital costs; however, we have little or no control over the implementation of projects on these properties.

We do not have any employees.  The employees supporting our operations were: the employees of EAC prior to March 2010, the employees of Denbury from March 2010 to December 31, 2010, and became the employees of VNG pursuant to the Vanguard Acquisition on December 31, 2010.  During 2010, Encore Operating provided administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering pursuant to an administrative services agreement.  In addition, Encore Operating provided all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us.  Encore Operating was not liable to us for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.  On December 31, 2010, duties under the administrative services agreement were assigned to VNG pursuant to the Vanguard Acquisition.

Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services.  From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of our production.  From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of our production.  Effective April 1, 2010, the administrative fee was increased to $2.06 per BOE of our production.  We also reimbursed Encore Operating for actual third-party expenses incurred on our behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG will receive the fees and reimbursements for services performed in 2011.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;
•
if we acquire any additional assets, VNG may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by VNG and our general partner, with the approval of the conflicts committee of the board of directors of our general partner.

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

Our gas gathering systems were operated for us by Encore Operating during 2010 pursuant to the administrative services agreement.  During 2011, VNG will operate our gas gathering systems pursuant to the administrative services agreement.

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

Production and Price History

The following table sets forth information regarding our production volumes, average realized prices, and average costs per BOE for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Total Production Volumes:
Oil (MBbls)	2,227	2,364	2,534
Natural gas (MMcf)	5,836	6,097	6,219
Combined (MBOE)	3,200	3,380	3,571
Average Daily Production Volumes:
Oil (Bbl/D)	6,101	6,476	6,925
Natural gas (Mcf/D)	15,990	16,703	16,991
Combined (BOE/D)	8,766	9,259	9,757
Average Realized Prices:
Oil (per Bbl)	$69.77	$54.33	$89.55
Natural gas (per Mcf)	4.82	3.55	8.76
Combined (per BOE)	57.34	44.39	78.81
Average Costs per BOE:
Lease operating	$13.45	$12.86	$13.10
Production taxes and marketing	5.69	4.87	9.41
Depletion, depreciation, and amortization	15.81	17.01	16.26
Exploration	0.06	0.93	0.05
Derivative fair value loss (gain)	4.42	14.04	(27.13)
General and administrative	3.87	3.56	4.65

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2010.  Wells are classified as oil or natural gas wells according to their predominant production stream.  We also hold royalty interests in units and acreage beyond the wells in which we have a working interest.

	Oil Wells			Natural Gas Wells
			Average			Average
	Gross	Net	Working	Gross	Net	Working
	Wells (a)	Wells	Interest	Wells (a)	Wells	Interest
Big Horn Basin	353	272	77%	41	30	73%
Williston Basin	106	70	66%	23	6	26%
Permian Basin	1,542	379	25%	562	274	49%
Arkoma Basin	9	1	11%	129	10	8%
Total	2,010	722	36%	755	320	42%
_____________
(a)	Our total wells include 1,112 operated wells and 1,653 non-operated wells. At December 31, 2010, 35 of our wells had multiple completions.

Acreage

The following table sets forth information relating to our leasehold acreage at December 31, 2010.  Developed acreage is assigned to productive wells.  Undeveloped acreage is acreage held under lease, permit, contract, or option that is not in a spacing unit for a producing well, including leasehold interests identified for exploitation or exploratory drilling.  As of December 31, 2010, our undeveloped acreage in the Williston Basin represented approximately 60 percent of our total net undeveloped acreage.  All of our oil and natural gas leases are held by production, which means that for as long as our wells continue to produce oil or natural gas, we will continue to own the lease.

	Gross Acreage	Net Acreage
Big Horn Basin:
Developed	23,392	19,327
Undeveloped	1,120	1,073
	24,512	20,400
Williston Basin:
Developed	39,870	31,689
Undeveloped	9,859	6,595
	49,729	38,284
Permian Basin:
Developed	59,617	37,612
Undeveloped	4,036	5,099
	63,653	42,711
Arkoma Basin:
Developed	3,192	411
Undeveloped	357	84
	3,549	495

Total:
Developed	126,071	89,039
Undeveloped	15,372	12,851
	141,443	101,890

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

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	1	0.1	9	1.2	49	15.3
Dry holes	-	-	-	-	-	-
	1	0.1	9	1.2	49	15.3
Exploratory Wells:
Productive	-	-	6	0.6	10	1.3
Dry holes	-	-	1	1.0	1	-
	-	-	7	1.6	11	1.3
Total:
Productive	1	0.1	15	1.8	59	16.6
Dry holes	-	-	1	1.0	1	-
	1	0.1	16	2.8	60	16.6

Delivery Commitments and Marketing Arrangements

Our oil and natural gas production is principally sold to marketers, processors, refiners, and other purchasers that have access to nearby pipeline, processing, and gathering facilities.  In areas where there is no practical access to pipelines, oil is trucked to central storage facilities where it is aggregated and sold to various markets and downstream purchasers.  Our production sales agreements generally contain customary terms and conditions for the oil and natural gas industry, provide for sales based on prevailing market prices in the area, and generally have terms of one year or less.  As of December 31, 2010, we do not have any ongoing delivery commitments.

We generally sell our natural gas production from our operated properties on the spot market or under market-sensitive, short-term agreements with purchasers, including the marketing affiliates of intrastate and interstate pipelines, independent marketing companies, gas processing companies, and other purchasers who have the ability to pay the highest price for the natural gas production and move the natural gas under the most efficient and effective transportation agreements.  Because all of our natural gas production from our operated properties is sold under market-priced agreements, we are positioned to take advantage of future increases in natural gas prices, but we are also subject to any future price declines.  We do not market our own natural gas on our non-operated Permian Basin properties, but receive our share of revenues from the operator.

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

The difference between NYMEX market prices and the price received at the wellhead for oil and natural gas production is commonly referred to as a differential.  In recent years, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have affected this differential.  We cannot accurately predict future crude oil and natural gas differentials.  Adverse changes in the differential between the NYMEX price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial position, cash flows, and ability to make distributions.  The following table shows the relationship between oil and natural gas wellhead prices as a percentage of average NYMEX prices by quarter for 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	of 2010	of 2010	of 2010	of 2010
Average oil wellhead to NYMEX percentage	91%	88%	86%	86%
Average natural gas wellhead to NYMEX percentage	113%	99%	106%	119%

Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production.  As a result of the incremental NGLs value and the improved differential, the price we were paid per Mcf for natural gas sold under certain contracts during 2010 increased to a level above NYMEX with the exception of the second quarter of 2010.

Principal Customers

For 2010, our largest purchaser was Marathon Oil Corporation, which accounted for 30 percent of our total sales of production.  Our marketing of oil and natural gas can be affected by factors beyond our control, the potential effects of which cannot be accurately predicted.  To the extent these and other customers reduce the volumes of natural gas, NGLs, and oil that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline.  However, if we were to lose a customer, we believe we could identify a substitute purchaser in a timely manner.

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

Properties

Nature of Our Ownership Interests

The following table sets forth the production, average wellhead prices, and average LOE per BOE of our properties by principal area of operation for the periods indicated:

	Production					Average
		Natural		Percent	Average Oil	Natural Gas	Lease
	Oil	Gas	Total	of Total	Wellhead	Wellhead	Operating
	(MBbls)	(MMcf)	(MBOE)		(per Bbl)	(per Mcf)	(per BOE)
2010
Big Horn Basin	1,347	340	1,404	44%	$69.04	$1.17	$12.49
Williston Basin	392	281	438	14%	68.46	5.16	16.85
Arkoma Basin	25	843	166	5%	65.04	4.20	1.90
Permian Basin	463	4,372	1,192	37%	73.24	5.20	14.92
Total	2,227	5,836	3,200	100%	69.77	4.82	13.45
2009
Big Horn Basin	1,422	337	1,478	44%	54.33	0.94	12.82
Williston Basin	414	291	463	14%	53.23	3.68	17.59
Arkoma Basin	24	963	185	5%	49.66	2.75	1.95
Permian Basin	504	4,506	1,254	37%	55.42	3.91	12.77
Total	2,364	6,097	3,380	100%	54.33	3.55	12.86
2008
Big Horn Basin	1,517	365	1,578	44%	86.22	3.70	13.54
Williston Basin	459	345	516	14%	91.26	9.16	14.54
Arkoma Basin	16	986	181	5%	97.65	7.53	1.15
Permian Basin	542	4,523	1,296	36%	97.21	9.40	13.64
Total	2,534	6,219	3,571	100%	89.55	8.76	13.10

The following table sets forth the proved reserves of our properties by principal area of operation as of December 31, 2010:

		Natural		Percent
	Oil	Gas	Total	of Total
	(MBbls)	(MMcf)	(MBOE)
Proved Developed:
Big Horn Basin	16,682	2,208	17,050	46%
Williston Basin	3,961	2,695	4,410	12%
Arkoma Basin	192	7,345	1,416	4%
Permian Basin	4,980	54,750	14,105	38%
Total Proved Developed	25,815	66,998	36,981	100%
Proved Undeveloped:
Big Horn Basin	1,284	-	1,284	31%
Williston Basin	505	251	547	13%
Permian Basin	1,049	7,278	2,262	55%
Total Proved Undeveloped	2,838	7,529	4,093	100%
Total Proved:
Big Horn Basin	17,966	2,208	18,334	45%
Williston Basin	4,466	2,946	4,957	12%
Arkoma Basin	192	7,345	1,416	4%
Permian Basin	6,029	62,028	16,367	40%
Total Proved	28,653	74,527	41,074	100%

The following table sets forth the PV-10 of our properties by principal area of operation as of December 31, 2010:

	Amount (a)	Percent of Total
	(in thousands)
Big Horn Basin	$413,309	59%
Williston Basin	94,623	13%
Arkoma Basin	18,472	3%
Permian Basin	177,126	25%
Total	$703,530	100%
________
(a)
Giving effect to commodity derivative contracts, our PV-10 would decrease by $14.9 million at December 31, 2010.  Standardized Measure at December 31, 2010 was $695.6 million.  Standardized Measure differs from PV-10 by approximately $7.9 million because Standardized Measure includes the effect of future net abandonment costs and future income taxes.  Since we are taxed as a partnership that is not subject to federal income taxes, future income taxes reflect the impact of estimated future Texas margin taxes in the Permian Basin area.

Proved Reserves

SEC Rule-Making Activity.  In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements.  These revisions were effective for reserve determinations as of December 31, 2009.  Pursuant to the SEC’s final rule, prior period reserves were not restated.  The SEC’s rules expanded the technologies that a company can use to establish reserves.  The SEC allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  We used a combination of drilling results, production and pressure performance, wireline wellbore measurements, simulation studies, offset analogies, seismic data and interpretation, wireline formation tests, geophysical logs, and core data to calculate our reserves estimates, including the material additions to the 2010 reserves estimates.

Proved Undeveloped Reserves (“PUDs”).  As of December 31, 2010, our PUDs totaled 2.8 MMBbls of crude oil and 7.5 Bcf of natural gas, for a total of 4.1 MMBOE or about 10 percent of our total proved reserves.  During 2010, we added 450 MMBOE of PUDs as a result of revisions.

All of our PUDs as of December 31, 2010 are associated with development projects that are scheduled to begin drilling within the next 5 years.  Our major development areas are located in our West Texas and Big Horn fields.  All of these projects will convert to proved developed reserves as, and to the extent, these projects achieve production response.

Internal Controls Over Reserves Estimates.  Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions, rules, and regulations and guidance and prepared in accordance with the February 19, 2007 publication of the Society of Petroleum Engineers (“SPE”) entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” (“SPE 2007 Standards”).  For 2010, we engaged an independent petroleum engineering consulting firm, DeGolyer and MacNaughton (“D&M”), to prepare our reserve estimates.  The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth by the SPE in the SPE 2007 Standards.

Our general partner maintains an internal staff of petroleum engineers who work closely with D&M to ensure the integrity, accuracy, and timeliness of data furnished to D&M in their reserves estimation process.  In the fourth quarter, our general partner’s technical team meets on a regular basis with representatives of D&M to review properties and discuss methods and assumptions used in D&M’s preparation of the year-end reserves estimates.  While our general partner has no formal committee specifically designated to review reserves reporting and the reserves estimation process, the D&M reserve report is reviewed by our general partner’s senior management and internal technical staff.  Additionally, our general partner’s senior management reviews and approves any internally estimated significant changes to our proved reserves on a quarterly basis.

Rules and regulations established by the SEC were used to prepare these reserve estimates.  Oil and natural gas reserve engineering is and must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and estimates of other engineers might differ materially from those included herein.  The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities.  Accordingly, reserve estimates and their PV-10 are inherently imprecise, subject to change, and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

Other Reserve Information.  During 2010, we filed the estimates of our oil and natural gas reserves as of December 31, 2009 with the U.S. Department of Energy on Form EIA-23.  As required by Form EIA-23, the filing reflected only gross production that comes from our operated wells at year-end.  Those estimates came directly from our reserve report prepared by Miller and Lents, Ltd., which was the independent petroleum engineering consulting firm engaged to assist us at that time.

Big Horn Basin Properties

Our Big Horn Basin properties, which include the Elk Basin properties and the Gooseberry field, are located in northwestern Wyoming and south central Montana.  The Big Horn Basin is characterized by oil and natural gas fields with long production histories and multiple producing formations.  The Big Horn Basin is a prolific basin and has produced over 1.8 billion Bbls of oil since its discovery in 1906.

During 2010, production from our Big Horn Basin properties averaged approximately 3,847 BOE/D, of which approximately 96 percent was oil.  Our Big Horn Basin properties had estimated proved reserves at December 31, 2010 of 18.3 MMBOE, of which 17.2 MMBOE were proved developed and 1.3 MMBOE were proved undeveloped.

Elk Basin Properties

Our properties in the Elk Basin area are located in the Elk Basin field, Northwest Elk Basin field, and the South Elk Basin field.  The major producing horizons in these fields are the Embar-Tensleep, Madison, Frontier, and Big Horn formations.  The Elk Basin assets had estimated proved reserves at December 31, 2010 of 13.8 MMBOE, of which 12.5 MMBOE were proved developed and 1.3 MMBOE were proved undeveloped.  Our properties in the Elk Basin area include 17,075 gross acres (13,349 net) located in Park County, Wyoming and Carbon County, Montana.  All of our production in the Elk Basin area is operated.

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

Our wells in the Embar-Tensleep formation of the Elk Basin field are drilled to a depth of 4,200 to 5,400 feet.  We hold an average 62 percent working interest and an average 56 percent net revenue interest in these wells.  At December 31, 2010, the Embar-Tensleep formation had estimated total proved reserves of 5.4 MMBOE, all of which were oil and 95 percent of which were proved developed.

Madison Formation.  Production in the Madison formation is being enhanced through a waterflood.  We believe that we can enhance production in the Madison formation by, among other things, reestablishing optimal injection and producing well patterns.  Our wells in the Madison formation of the Elk Basin field are drilled to a depth of 4,800 to 5,800 feet.  We hold an average 67 percent working interest and an average 61 percent net revenue interest in these wells.  The Madison formation had estimated total proved reserves at December 31, 2010 of 7.1 MMBOE, of which 99 percent were oil and 85 percent of which were proved developed.

Frontier Formation.  The Frontier formation is being produced through primary recovery techniques.  Our wells in the Frontier formation of the Elk Basin field are typically drilled to a depth of 1,600 to 2,900 feet.  We hold an average 77 percent working interest and an average 68 percent net revenue interest in our wells in the Frontier formation.  The Frontier formation had estimated total proved reserves at December 31, 2010 of 577 MBOE, 72 percent of which were oil and all of which were proved developed.

Other Oil and Natural Gas Properties.  We also operate wells in the Northwest Elk Basin field and South Elk Basin field.  We hold an average 65 percent working interest and an average 68 percent net revenue interest in our wells in these fields.  The Northwest Elk Basin field and South Elk Basin field had estimated total proved reserves at December 31, 2010 of 477 MBOE, 65 percent of which were oil and all of which were proved developed.

Natural Gas Processing Plant.  We operate and own a 62 percent interest in the Elk Basin natural gas processing plant near Powell, Wyoming, which was first placed into operation in the 1940s.  ExxonMobil Corporation owns a 34 percent interest in the Elk Basin natural gas processing plant, and other parties own the remaining 4 percent interest.

The Elk Basin natural gas processing plant is a refrigeration natural gas processing plant that receives natural gas supplies through a natural gas gathering system from fields in the Elk Basin and South Elk Basin fields.  During 2010, the Elk Basin natural gas processing plant produced approximately 380 net Bbls of NGLs per day consisting primarily of propane, normal butane, and natural gasoline.

Pipelines.  We own and operate one crude oil pipeline system and two natural gas gathering pipeline systems.  The Clearfork pipeline is regulated by the FERC and transports approximately 4,369 Bbls/D of crude oil from the Elk Basin field to a pipeline operated by Marathon Oil Corporation for further delivery to other markets.  Most of the crude oil transported by the Clearfork pipeline is eventually sold to refineries in Billings, Montana.  The Clearfork pipeline receives crude oil from various interconnections with local gathering systems.

The Wildhorse pipeline system is an approximately 12-mile natural gas gathering system that transports approximately 1.3 MMcf/D of low-sulfur natural gas from the Elk Basin and South Elk Basin fields to our Elk Basin natural gas processing plant.  The natural gas transported by the Wildhorse gathering system is sold into the WBI Pipeline.

We also own a small natural gas gathering system that transports approximately 14.0 MMcf/D of high sulfur natural gas from the Elk Basin field to our Elk Basin natural gas processing plant.

Gooseberry Field

The Gooseberry field is made up of two waterflood units in the Big Horn Basin.  The field is located 60 miles south of Elk Basin in Wyoming and consists of 26 active producing wells.  Gooseberry is an active waterflood project.  The wells in the Gooseberry field are completed at 9,000 feet of depth from the Phosphoria and Tensleep formations.  We hold all working interest and an average 90 percent net revenue interest in our wells in the Gooseberry field.  The Gooseberry field had estimated proved reserves at December 31, 2010 of 4.5 MMBOE, all of which were oil and all of which were proved developed.  Our properties in the Gooseberry field include 7,437 gross acres (7,051 net) located in Park County and Hot Springs, Wyoming.

Williston Basin Properties

Our Williston Basin properties include: Horse Creek, Charlson Madison Unit, Elk, Cedar Creek MT, Lookout Butte East, Pine, Beaver Creek, Buffalo Wallow, Buford, Crane, Charlie Creek, Dickinson, Elm Coulee, Lone Butte, Lonetree Creek, Missouri Ridge, Tracy Mountain, Tract Mountain Fryburg, Treetop, Trenton, and Whiskey Joe.  During 2010, production from our Williston Basin properties averaged approximately 1,200 BOE/D, of which approximately 89 percent was oil.  Our Williston Basin properties had estimated proved reserves at December 31, 2010 of 5.0 MMBOE, of which 4.4 MMBOE were proved developed and 0.5 MMBOE were proved undeveloped.

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

For 2010, production from our Permian Basin properties was approximately 19,596 MMcfe/D, 61 percent of which was natural gas.  Our Permian Basin properties had estimated proved reserves at December 31, 2010 of 98.2 Bcfe, of which 84.6 Bcfe were proved developed and 13.6 Bcfe were proved undeveloped.  As of December 31, 2010, our Permian Basin properties consisted of 63,653 gross (42,711 net) acres.

Operated Properties. In West Texas, we operate 646 wells in eight areas: Crockett, Dune, Sand Hills, Champmon, Nolley/McFarland, Hutex, Slaughter/Levelland, and Vinegarone.  We operate 5 wells in the Brunson area of New Mexico.

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

The Champmon field is located on a Strawn reef structure in Gaines County, Texas.  The field was discovered in 1996 and is drilled on 40-acre spacing.  Three fields are located in Andrews County, Texas.  The Nolley-McFarland area consists of two fields – Nolley and McFarland.  Production is primarily oil from wells completed in the Queen, Clearfork, Wolfcamp, and Penn formations.  Depths range from 4,500 to 10,500 feet.  The Hutex field produces from the Strawn, Dean, and Devonian formations.  The Slaughter and Levelland fields are located in Cochran County, Texas.  Production is primarily oil from the San Andres.  The waterflood operations in these fields have been ongoing since the 1970s.

The wells in New Mexico Brunson area produce from multiple formations which are downhole commingled.  The formations include Blinebry, Drinkard, Tubb, and Wantz.

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

The Crockett area includes fields in the Davidson Ranch, Hunt-Baggett, Live Oak Draw, and Ozona fields in Crockett County, Texas.  At December 31, 2010, we held an average working interest of 21 percent and an average net revenue interest of 15 percent in the producing wells developed in this area.  These wells produce from the Canyon Sand and Strawn formations at depths of 8,000 to 9,000 feet.  Many of the wells were not completed in all of the known producing intervals.

The Canyon Sand formation in Crockett County is drilled to 40-acre spacing, and many of our non-operated leases have drilling locations remaining to be developed.  We have identified 13.6 Bcfe of proved undeveloped reserves on these properties.

Our properties in Crockett County are operated by several companies, but a majority of the wells are operated by a private oil and gas company that has drilled over 80 wells in Crockett County, Texas since 2000.  Until 2010, we historically participated with this company in drilling 2 to 4 wells per year.

Arkoma Properties

Our Arkoma properties include royalty interests and non-operated working interest properties.  The royalty interest properties include interests in over 1,700 wells in Arkansas, Texas, and Oklahoma as well as 10,300 unleased mineral acres.  The non-operated working interest properties include interests in over 100 producing wells in the Chismville field.  At December 31, 2010, the properties had total proved reserves of approximately 8.5 Bcfe, all of which were proved developed and 87 percent of which were natural gas.  During 2010, the production from our Arkoma properties averaged approximately 2,724 MMcfe/D, of which 85 percent was natural gas.  During 2010, we participated in drilling 1 gross (0.1 net) non-operated well in our Arkoma area.

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

We own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years.  Although petroleum, including crude oil and natural gas are excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, we generate wastes that may fall within the definition of a “hazardous substance.”  We believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, yet hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal.  In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control.  In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by us.  These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws.  Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Our Elk Basin assets have been used for oil and natural gas exploration and production for many years.  There have been known releases of hazardous substances, wastes, or hydrocarbons at the properties, and some of these sites are undergoing active remediation.  The risks associated with these environmental conditions, and the cost of remediation, were assumed by us, subject only to limited indemnity from the seller of the Elk Basin assets.  Releases may also have occurred in the past that have not yet been discovered, which could require costly future remediation.  In addition, we assumed the risk of various other unknown or unasserted liabilities associated with the Elk Basin assets that relate to events that occurred prior to our acquisition.  If a significant release or event occurred in the past, the liability for which was not retained by the seller or for which indemnification from the seller is not available, it could adversely affect our results of operations, financial position, cash flows, and ability to make distributions.

Our Elk Basin assets include a natural gas processing plant.  Previous environmental investigations of the Elk Basin natural gas processing plant indicate historical soil and groundwater contamination by hydrocarbons and the presence of asbestos-containing material at the site.  Although the environmental investigations did not identify an immediate need for remediation of the suspected historical contamination, the extent of the contamination is not known and, therefore, the potential liability for remediating this contamination may be significant.  In the event we ceased operating the gas plant, the cost of decommissioning it and addressing the previously identified environmental conditions and other conditions, such as waste disposal, could be significant.  We do not anticipate ceasing operations at the Elk Basin natural gas processing plant in the near future nor a need to commence remedial activities at this time.  However, a regulatory agency could require us to investigate and remediate any contamination even while the gas plant remains in operation.  As of December 31, 2010, we have recorded $5.1 million as future abandonment liability for the estimated cost for decommissioning the Elk Basin natural gas processing plant.  Due to the significant uncertainty associated with the known and unknown environmental liabilities at the gas plant, our estimate of the future abandonment liability includes a large contingency.  Our estimates of the future abandonment liability and compliance costs are subject to change and the actual cost of these items could vary significantly from those estimates.

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

The primary federal law for oil spill liability is the Oil Pollution Act (“OPA”), which addresses three principal areas of oil pollution—prevention, containment, and cleanup.  OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States.  Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations.  We did not incur any material capital expenditures for remediation or pollution control activities during 2010, and, as of the date of this Report, we are not aware of any environmental issues or claims that will require material capital expenditures in the future.  However, accidental spills or releases may occur in the course of our operations, and we may incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons.  Moreover, the passage of more stringent laws or regulations in the future may have a negative impact on our business, financial condition, results of operations, or ability to make distributions.

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

Federal, State, or Native American Leases. Our operations on federal, state, or Native American oil and natural gas leases are subject to numerous restrictions, including nondiscrimination statutes.  Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Federal Bureau of Land Management,  The Bureau of Ocean Energy Management, Regulation and Enforcement, and other agencies.

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

Employees

The officers of our general partner manage our operations and activities.  However, neither we nor our general partner have employees.  During 2010, Encore Operating provided administrative services for us pursuant to an administrative services agreement.  For additional information regarding the administrative services agreement, please read “Administrative Services Agreement” included in “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

Following the Vanguard Acquisition, Vanguard had a staff of 68 persons, including 3 engineers, none of which are represented by labor unions or covered by any collective bargaining agreement.  We believe that Vanguard’s relations with its employees are satisfactory.

Principal Executive Office

Our principal executive office is located at 5847 San Felipe, Suite 3000, Houston, Texas 77057.  Our main telephone number is (832) 327-2255.

Available Information

We make available electronically, free of charge through our website (www.encoreenp.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  In addition, you may read and copy any materials that we file with the SEC at its public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information concerning the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers, like us, that file electronically with the SEC.

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

Risks Related to Our Business

We may not have sufficient cash flow from operations to pay quarterly distributions on our common units following establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses to our general partner and VNG.

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

If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of our unitholders’ investment in us as opposed to a return on investment.  Also, if we do not make sufficient capital expenditures, we will be unable to expand our business operations and will therefore be unable to raise future distributions.

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

The worldwide financial and credit crisis reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with substantial losses in worldwide equity markets led to an extended worldwide economic slowdown.  The slowdown in economic activity reduced worldwide demand for energy and resulted in lower oil and natural gas prices.

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

We have oil and natural gas commodity derivative contracts covering a significant portion of our forecasted production through 2014.  These contracts are intended to reduce our exposure to fluctuations in the price of oil and natural gas.  After 2014, and unless we enter into new commodity derivative contracts, our exposure to oil and natural gas price volatility will increase significantly each year as our commodity derivative contracts expire.  We may not be able to obtain additional commodity derivative contracts on acceptable terms, if at all.  Our failure to mitigate our exposure to commodity price volatility through commodity derivative contracts could have a negative effect on our financial condition and results of operation and significantly reduce our cash flows.

The counterparties to our derivative contracts may not be able to perform their obligations to us, which could materially affect our cash flows, results of operations, and ability to make distributions.

As of December 31, 2010, we were entitled to future payments of approximately $15.7 million from counterparties under our commodity derivative contracts.  The worldwide financial and credit crisis may have adversely affected the ability of these counterparties to fulfill their obligations to us.  If one or more of our counterparties is unable or unwilling to make required payments to us under our commodity derivative contracts, it could have a material adverse effect on our financial condition, results of operations, and ability to make distributions.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of oil or natural gas in an exact way.  In estimating our oil and natural gas reserves, we and our independent petroleum engineers make certain assumptions that may prove to be incorrect, including assumptions relating to oil and natural gas prices, production levels, capital expenditures, operating and development costs, the effects of regulation, and availability of funds.  If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and our estimates of the future net cash flows from our reserves could change significantly.

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

If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and profitability and, as a result, our ability to pay distributions to our unitholders.

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

For 2010, our largest purchaser was Marathon Oil Corporation, which accounted for 30 percent of our total sales of production.  If this customer, or any other significant customer, were to reduce the production purchased from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production.

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

As of February 18, 2011, we had $240 million of outstanding borrowings and $135 million of borrowing capacity under our revolving credit facility.  We have the ability to incur additional debt under our revolving credit facility, subject to borrowing base limitations.  Our future indebtedness could have important consequences to us, including:

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

Other companies operated approximately 14 percent of our properties (measured by total reserves) and approximately 60 percent of our wells as of December 31, 2010.  We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in development or acquisition activities and lead to unexpected future costs.

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

Our business is subject to federal, state, and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas.  Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to unitholders.  Please read “Items 1 and 2. Business and Properties – Environmental Matters and Regulation” and “Items 1 and 2. Business and Properties – Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.

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

Our development and exploitation operations require substantial capital, and we may be unable to obtain needed financing on satisfactory terms.

We make and will continue to make substantial capital expenditures in development and exploitation projects.  We intend to finance these capital expenditures through operating cash flows.  However, additional financing sources may be required in the future to fund our capital expenditures.  Financing may not continue to be available under existing or new financing arrangements, or on acceptable terms, if at all.  If additional capital resources are not available, we may be forced to curtail our development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

Risks Inherent in an Investment in Us

Our general partner and its affiliates own a controlling interest in us and may have conflicts of interest with us and limited fiduciary duties to us, which may permit them to favor their own interests to the detriment of unitholders.

As of February 28, 2011, Vanguard owned approximately 46.1 percent of our outstanding common units and controlled our general partner, which controls us.  The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Vanguard.  Furthermore, certain directors and officers of our general partner are directors and officers of affiliates of our general partner, including Vanguard.  Conflicts of interest may arise between Vanguard and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand.  As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.  These potential conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Vanguard or its affiliates (other than our general partner) to pursue a business strategy that favors us.  Vanguard’s directors and officers have a fiduciary duty to make these decisions in the best interests of its shareholders, which may be contrary to our interests;

•
our general partner is allowed to take into account the interests of parties other than us, such as Vanguard and its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	Vanguard is not limited in its ability to compete with us and is under no obligation to offer to sell assets to us;
•
under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or its affiliates (including Vanguard) and no such person who acquires knowledge of a potential transaction, agreement, arrangement, or other matter that may be an opportunity for our partnership will have any duty to communicate or offer such opportunity to us;

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

•
VNG performs administrative services for us pursuant to an administrative services agreement under which it receives an administrative fee of $2.06 per BOE of our production for such services and reimbursement of actual third-party expenses incurred on our behalf.  VNG has substantial discretion in determining which third-party expenses to incur on our behalf.  In addition, VNG is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator of a well;

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

Vanguard, as the owner of our general partner, has the power to appoint and remove our directors and management.

Since an affiliate of Vanguard owns our general partner, it has the ability to elect all the members of the board of directors of our general partner.  Our general partner has control over all decisions related to our operations.  Since Vanguard also owned approximately 46.1 percent of our outstanding common units as of February 28, 2011, the public unitholders do not have the ability to influence any operating decisions and are not able to prevent us from entering into most transactions.  Furthermore, the goals and objectives of Vanguard and our general partner relating to us may not be consistent with those of a majority of the public unitholders.

We do not have any employees and rely solely on officers of our general partner and employees of Vanguard.  Failure of such officers and employees to devote sufficient attention to the management and operation of our business may adversely affect our financial results and our ability to make distributions to our unitholders.

None of the officers of our general partner are employees of our general partner, and we do not have any employees.  Affiliates of our general partner and Vanguard conduct businesses and activities of their own in which we have no economic interest.  If these separate activities are significantly greater than our activities, there could be material competition for the time and effort of the officers and employees who provide services to our general partner, Vanguard, and their affiliates.  If the officers of our general partner and the employees of Vanguard and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

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
•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith.  In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may not be particularly advantageous or beneficial to us;

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business.  Unitholders do not elect our general partner or its board of directors on an annual or other continuing basis.  The board of directors of our general partner is chosen by Vanguard.  Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner.  As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal.  The vote of the holders of at least two-thirds of all outstanding units voting together as a single class is required to remove the general partner.  As of February 28, 2011, Vanguard owned approximately 46.1 percent of our outstanding common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders.  Furthermore, our partnership agreement does not restrict the ability of Vanguard, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party.  The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions made by the board of directors and officers.

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

As of February 28, 2011, Vanguard held 20,924,055 of our common units.  The sale of these units in the public markets could have an adverse impact on the price of the common units.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

As of February 28, 2011, Vanguard owned approximately 46.1 percent of our outstanding common units.  If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price.  As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment.  Unitholders also may incur a tax liability upon a sale of their common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments received more than 180 days prior to December 31, 2010 that we believe are material.

ITEM 3. LEGAL PROCEEDINGS

We are a party to ongoing legal proceedings in the ordinary course of business.  Our general partner’s management does not believe the results of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, liquidity, or ability to pay distributions.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the symbol “ENP.”  The following table sets forth high and low sales prices of our common units and cash distributions to our common unitholders for the periods indicated:

			Cash Distribution
			Declared per
	High	Low	Common Unit	Date Paid
2010
Quarter ended December 31	$22.59	$18.78	$0.5000	2/14/2011
Quarter ended September 30	$21.33	$16.77	$0.5000	11/12/2010
Quarter ended June 30	$21.63	$9.50	$0.5000	8/13/2010
Quarter ended March 31	$21.80	$18.20	$0.5000	5/14/2010

2009
Quarter ended December 31	$20.97	$15.66	$0.5375	2/12/2010
Quarter ended September 30	$17.27	$12.61	$0.5375	11/13/2009
Quarter ended June 30	$18.62	$12.75	$0.5125	8/14/2009
Quarter ended March 31	$16.91	$11.06	$0.5000	5/15/2009

On February 18, 2011, the closing sales price of our common units as reported by the NYSE was $23.28 per unit and we had approximately 14 unitholders of record.  This number does not include owners for whom common units may be held in “street” name.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common units during the fourth quarter of 2010.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical financial data for the periods and as of the periods indicated.  The selected historical financial data as of December 31, 2010, 2009, and 2008 and for the years ended December 31, 2010, 2009, 2008, and 2007 is derived from our audited financial statements.  The selected historical financial data as of December 31, 2007 and 2006 and for the year ended December 31, 2006 is derived from unaudited financial statements.

The following selected consolidated financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”:

	Year Ended December 31, (a)
	2010	2009	2008	2007	2006
	(in thousands, except per unit amounts)
Consolidated Statements of Operations Data:
Revenues:
Oil	$155,367	$128,404	$227,559	$136,082	$40,921
Natural gas	28,109	21,635	53,864	38,792	40,440
Marketing (b)	269	478	5,324	8,582	-
Total revenues	183,745	150,517	286,747	183,456	81,361
Expenses:
Production:
Lease operating	43,021	43,451	46,766	35,807	16,408
Production taxes and marketing (b)	18,221	16,452	33,591	23,519	5,875
Depletion, depreciation, and amortization	50,580	57,481	58,076	47,970	14,852
Exploration	194	3,132	196	171	22
General and administrative (c)	12,398	12,040	16,606	15,245	3,471
Derivative fair value loss (gain) (d)	14,146	47,464	(96,880)	26,301	-
Total expenses	138,560	180,020	58,355	149,013	40,628
Operating income (loss)	45,185	(29,503)	228,392	34,443	40,733
Other income (expenses):
Interest (e)	(13,171)	(10,974)	(6,969)	(12,702)	-
Other	56	162	95	43	-
Total other expenses	(13,115)	(10,812)	(6,874)	(12,659)	-
Income (loss) before income taxes	32,070	(40,315)	221,518	21,784	40,733
Income tax benefit (provision)	-	(14)	(762)	(78)	(260)
Net income (loss)	$32,070	$(40,329)	$220,756	$21,706	$40,473
Net income (loss) allocation (f):
Limited partners' interest in net income (loss)	$31,722	$(39,913)	$163,070	$(18,877)
General partner's interest in net income (loss)	$348	$(592)	$2,648	$(394)
Net income (loss) per common unit (f):
Basic	$0.70	$(1.01)	$5.33	$(0.79)
Diluted	$0.70	$(1.01)	$5.21	$(0.79)
Weighted average common units outstanding (f):
Basic	45,331	39,366	30,568	23,877
Diluted	45,337	39,366	31,938	23,877
Cash distributions declared per common unit	$2.04	$2.05	$2.31	$0.05
Total Production Volumes:
Oil (Bbls)	2,227	2,364	2,534	2,232	684
Natural gas (Mcf)	5,836	6,097	6,219	5,751	5,990
Combined (BOE)	3,200	3,380	3,571	3,190	1,683
Average Realized Prices:
Oil ($/Bbl)	$69.77	$54.33	$89.55	$60.97	$59.81
Natural gas ($/Mcf)	4.82	3.55	8.76	6.75	6.75
Combined ($/BOE)	57.34	44.39	78.81	54.81	48.36
Average Expenses per BOE:
Lease operating	$13.45	$12.86	$13.10	$11.22	$9.75
Production taxes and marketing (b)	5.69	4.87	9.41	7.37	3.49
Depletion, depreciation, and amortization	15.81	17.01	16.26	15.04	8.83
Exploration	0.06	0.93	0.05	0.05	0.01
General and administrative (c)	3.87	3.56	4.65	4.78	2.06
Derivative fair value loss (gain) (d)	4.42	14.04	(27.13)	8.24	-
Consolidated Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities	$121,351	$114,970	$189,235	$73,369	$62,031
Investing activities	(7,119)	(41,085)	(42,333)	(524,772)	(8,836)
Financing activities	(114,606)	(72,750)	(146,286)	451,406	(53,195)

	As of December 31, (a)
	2010	2009	2008	2007	2006
	(in thousands)
Proved Reserves:
Oil (Bbls)	28,653	28,930	27,278	35,228	9,073
Natural gas (Mcf)	74,527	84,699	78,011	83,238	76,824
Combined (BOE)	41,074	43,047	40,280	49,101	21,877
Consolidated Balance Sheets Data:
Working capital	$2,663	$15,558	$71,563	$9,439	$3,128
Total assets	653,562	719,651	813,313	749,144	211,287
Long-term debt	234,000	255,000	150,000	47,500	-
Partners'/Owner's equity	348,962	406,004	619,351	640,066	197,810
_______
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

(c)
As a result of becoming a publicly traded entity in September 2007, we incur additional expenses such as fees associated with annual and quarterly reports to unitholders, tax returns, Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services.  In addition, historically, Encore Operating received a fee based on our production for performing our administrative services and reimbursement of actual third-party expenses incurred on our behalf.  Pursuant to the Vanguard Acquisition, VNG will receive the administrative services fees and reimbursement of actual third-party expenses incurred on our behalf during 2011.

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
(f)
Prior to the closing of our initial public offering in September 2007, EAC owned all of our general and limited partner interests, with the exception of management incentive units owned by then certain executive officers of our general partner.  Accordingly, earnings per unit is not presented for periods prior to our initial public offering.

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

Introduction

In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:

•	Overview of Business
•	2010 Highlights
•	Results of Operations
-	Comparison of 2010 to 2009
-	Comparison of 2009 to 2008
•	Capital Commitments, Capital Resources, and Liquidity
•	Changes in Prices
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements
•	Information Concerning Forward-Looking Statements

Overview of Business

We are a Delaware limited partnership engaged in the acquisition, exploitation, and development of oil and natural gas reserves from onshore fields in the United States.  Our primary business objective is to make quarterly cash distributions to our unitholders in accordance with our guideline as discussed in “– Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Distributions to unitholders.”

As previously discussed, on March 9, 2010, EAC, a former parent of our general partner, merged with and into Denbury (the “Merger”), with Denbury surviving the Merger.  As part of the Merger, Denbury became the then owner of our general partner and approximately 46.1 percent of our outstanding common units.

On November 17, 2010, Denbury announced that it had entered into an agreement to sell its ownership interests in ENP to VNG, the parent of our general partner, for $300 million in cash and approximately 3.14 million Vanguard common units (the “Vanguard Acquisition”).  The transaction closed on December 31, 2010.  Denbury sold its interest in the entity which owns 100 percent of our general partner and approximately 20.9 million of our common units, or approximately 46.1 percent of our outstanding common units.

At December 31, 2010, our oil and natural gas properties had estimated total proved reserves of 28.7 MMBbls of oil and 74.5 Bcf of natural gas, based on 2010 12-month average market prices of $79.43 per Bbl of oil and $4.45 per Mcf of natural gas.  On a BOE basis, our proved reserves were 41.1 MMBOE at December 31, 2010, of which approximately 70 percent was oil, approximately 90 percent was proved developed, and approximately 10 percent was proved undeveloped.

Our financial results and ability to generate cash depend upon many factors, particularly the price of oil and natural gas.  Our oil wellhead differentials to NYMEX remained consistent as we realized 88 percent of our average NYMEX price in 2010 and 2009, respectively..  Our natural gas wellhead differentials to NYMEX improved in 2010 as we realized 110 percent of the average NYMEX natural gas price, as compared to 89 percent in 2009.  Commodity prices are influenced by many factors that are outside our control.  We cannot accurately predict future commodity prices.  For this reason, we attempt to mitigate commodity price risk by entering into commodity derivative contracts for a portion of our forecasted production.  For a discussion of factors that influence commodity prices and risks associated with our commodity derivative contracts, please read “Item 1A. Risk Factors.”

2010 Highlights

Our financial and operating results for 2010 included the following:

•	Our oil and natural gas revenues increased 22 percent to $183.5 million as compared to $150.0 million in 2009. Oil represented approximately 70 percent of our total production in 2010 and 2009.
•
Our average realized oil price increased 28 percent to $69.77 per Bbl as compared to $54.33 per Bbl in 2009.  Our average realized natural gas price increased 36 percent to $4.82 per Mcf as compared to $3.55 per Mcf in 2009.

•
Our production margin increased 36 percent to $122.2 million as compared to $90.1 million in 2009.  Total oil and natural gas wellhead revenues per BOE increased by 29 percent while total production expenses per BOE increased by only 2 percent.  On a per BOE basis, our production margin increased 43 percent to $38.20 per BOE as compared to $26.66 per BOE for 2009.

•	We invested $5.9 million in development and exploitation activities.
•
Our net income was $32.1 million ($0.70 per common unit) as compared to a net loss of $40.3 million ($1.01 per common unit) for 2009 primarily due to a $78.2 million decrease in non-cash, realized mark-to-market losses on our commodity derivative contracts.

Results of Operations

Comparison of 2010 to 2009

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Year Ended December 31,		Increase / (Decrease)
	2010	2009 (a)	$	%
Revenues (in thousands):
Oil	$155,367	$128,404	$26,963	21%
Natural gas	28,109	21,635	6,474	30%
Total oil and natural gas revenues	183,476	150,039	33,437	22%
Marketing	269	478	(209)	-44%
Total revenues	$183,745	$150,517	$33,228	22%

Average realized prices:
Oil ($/Bbl)	$69.77	$54.33	$15.44	28%
Natural gas ($/Mcf)	$4.82	$3.55	$1.27	36%
Combined ($/BOE)	$57.34	$44.39	$12.95	29%

Total production volumes:
Oil (MBbls)	2,227	2,364	(137)	-6%
Natural gas (MMcf)	5,836	6,097	(261)	-4%
Combined (MBOE)	3,200	3,380	(180)	-5%

Average daily production volumes:
Oil (Bbls/D)	6,101	6,476	(375)	-6%
Natural gas (Mcf/D)	15,990	16,703	(713)	-4%
Combined (BOE/D)	8,766	9,259	(493)	-5%

Average NYMEX prices:
Oil (per Bbl)	$79.51	$61.95	$17.56	28%
Natural gas (per Mcf)	$4.40	$3.99	$0.41	10%
____________
(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Year Ended December 31,
	2010	2009
Average realized oil price ($/Bbl)	$69.77	$54.33
Average NYMEX ($/Bbl)	$79.51	$61.95
Differential to NYMEX	$(9.74)	$(7.62)
Average realized oil price to NYMEX percentage	88%	88%

Average realized natural gas price ($/Mcf)	$4.82	$3.55
Average NYMEX ($/Mcf)	$4.40	$3.99
Differential to NYMEX	$0.42	$(0.44)
Average realized natural gas price to NYMEX percentage	110%	89%

Our average realized oil price as a percentage of the average NYMEX price remained unchanged at 88 percent for 2010 and 2009.  Our average realized natural gas price as a percentage of the average NYMEX price was 110 percent for 2010 as compared to 89 percent for 2009.  Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production.  In 2010, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX compared to 2009, narrowing the average differential.  As a result of the incremental NGLs value and the narrower differential, the price we were paid per Mcf for natural gas sold under certain contracts during 2010 increased to a level above NYMEX.

Oil revenues increased 21 percent from $128.4 million in 2009 to $155.4 million in 2010 as a result of a $15.44 per Bbl increase in our average realized oil price partially offset by a 137 MBbls decrease in our oil production volumes.  Our higher average realized oil price increased oil revenues by approximately $34.4 million and was primarily due to a higher average NYMEX price, which increased from $61.95 per Bbl in 2009 to $79.51 per Bbl in 2010.  Our lower oil production volumes decreased oil revenues by approximately $7.4 million and were primarily due to natural production declines in our Elk Basin field.

Natural gas revenues increased 30 percent from $21.6 million in 2009 to $28.1 million in 2010 as a result of a $1.27 per Mcf increase in our average realized natural gas price partially offset by a 261 MMcf decrease in our natural gas production volumes.  Our higher average realized natural gas price increased natural gas revenues by approximately $7.4 million and was primarily due to a higher average NYMEX price, which increased from $3.99 per Mcf in 2009 to $4.40 per Mcf in 2010, and the overall improvement in our natural gas differential as discussed above.  Our lower natural gas production volumes were primarily due to natural production declines in our Permian Basin area.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Year Ended December 31,		Increase / (Decrease)
	2010	2009 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$43,021	$43,451	$(430)
Production taxes and marketing	18,221	16,452	1,769
Total production expenses	61,242	59,903	1,339	2%
Other:
Depletion, depreciation, and amortization	50,580	57,481	(6,901)
Exploration	194	3,132	(2,938)
General and administrative	12,398	12,040	358
Derivative fair value loss	14,146	47,464	(33,318)
Total operating	138,560	180,020	(41,460)	-23%
Interest	13,171	10,974	2,197
Income tax provision (benefit)	-	14	(14)
Total expenses	$151,731	$191,008	$(39,277)	-21%

Expenses (per BOE):
Production:
Lease operating	$13.45	$12.86	$0.59
Production taxes and marketing	5.69	4.87	0.82
Total production expenses	19.14	17.73	1.41	8%
Other:
Depletion, depreciation, and amortization	15.81	17.01	(1.20)
Exploration	0.06	0.93	(0.87)
General and administrative	3.87	3.56	0.31
Derivative fair value loss	4.42	14.04	(9.62)
Total operating	43.30	53.27	(9.97)	-19%
Interest	4.12	3.25	0.87
Income tax provision (benefit)	0.00	0.00	0.00
Total expenses	$47.42	$56.52	$(9.10)	-16%
___________
(a)
In order to conform to the current period presentation, marketing expenses were reclassed to production taxes and marketing, ad valorem taxes were reclassed to lease operating, and transportation expenses were reclassed to production taxes and marketing.

Production expenses.  Production expense attributable to LOE decreased $0.4 million from $43.5 million in 2009 to $43.0 million in 2010 primarily due to retention bonuses paid to field personnel in August 2009 related to EAC’s 2008 strategic alternatives process.

Production expense attributable to production taxes and marketing increased $1.8 million from $16.5 million in 2009 to $18.2 million in 2010 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes decreased to 9.3 percent in 2010 as compared to 10.7 percent in 2009 primarily due to lower ad valorem taxes, which are based on production volumes as opposed to a percentage of wellhead revenues.

Depletion, depreciation, and amortization (“DD&A”) expense.  DD&A expense decreased $6.9 million from $57.5 million in 2009 to $50.6 million in 2010 primarily due to additions to our proved reserves in 2010 as a result of higher average commodity prices and lower production volumes.

General and administrative (“G&A”) expense. G&A expense increased $0.4 million to $12.4 million in 2010 as compared to $12.0 million in 2009 primarily due to a $1 million non-refundable retainer fee paid to an investment bank to assist the Conflicts Committee of the board of directors of our general partner in its responsibilities with regard to consideration of possible related party asset transactions, partially offset by a decline in professional fees incurred in 2010.

Derivative fair value loss.  During 2010, we recorded a $14.1 million derivative fair value loss as compared to $47.5 million in 2009, the components of which were as follows:

	Year Ended December 31,		Increase /
	2010	2009	(Decrease)
	(in thousands)
Ineffectiveness on interest rate swaps	$5	$2	$3
Mark-to-market loss	16,271	94,438	(78,167)
Premium amortization	9,816	23,245	(13,429)
Receipts, net of settlements	(11,946)	(70,221)	58,275
Total derivative fair value loss	$14,146	$47,464	$(33,318)

Please read Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative contracts.

Interest expense.  Interest expense increased $2.2 million from $11.0 million in 2009 to $13.2 million in 2010 primarily due to higher weighted average outstanding borrowings under our revolving credit facility, an increase in the amortization of debt issuance costs, and increases in the applicable margins under our revolving credit facility.  Our weighted average outstanding borrowings under our revolving credit facility were $248.5 million for 2010 as compared to $218.7 million for 2009.  Our weighted average interest rate was 5.3 percent for 2010 as compared to 5.0 percent for 2009.

Comparison of 2009 to 2008

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Year Ended December 31,		Decrease
	2009 (a)	2008 (a)	$	%
Revenues (in thousands):
Oil	$128,404	$227,559	$(99,155)	-44%
Natural gas	21,635	53,864	(32,229)	-60%
Total oil and natural gas revenues	150,039	281,423	(131,384)	-47%
Marketing	478	5,324	(4,846)	-91%
Total revenues	$150,517	$286,747	$(136,230)	-48%

Average realized prices:
Oil ($/Bbl)	$54.33	$89.55	$(35.22)	-39%
Natural gas ($/Mcf)	$3.55	$8.76	$(5.21)	-59%
Combined ($/BOE)	$44.39	$78.81	$(34.42)	-44%

Total production volumes:
Oil (MBbls)	2,364	2,534	(170)	-7%
Natural gas (MMcf)	6,097	6,219	(122)	-2%
Combined (MBOE)	3,380	3,571	(191)	-5%

Average daily production volumes:
Oil (Bbls/D)	6,476	6,925	(449)	-6%
Natural gas (Mcf/D)	16,703	16,991	(288)	-2%
Combined (BOE/D)	9,259	9,757	(498)	-5%

Average NYMEX prices:
Oil (per Bbl)	$61.95	$99.75	$(37.80)	-38%
Natural gas (per Mcf)	$3.99	$9.04	$(5.05)	-56%
____________
(a)	In order to conform to the current period presentation, NGL revenues were reclassed from natural gas revenues to oil revenues.

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Year Ended December 31,
	2009	2008
Average realized oil price ($/Bbl)	$54.33	$89.55
Average NYMEX ($/Bbl)	$61.95	$99.75
Differential to NYMEX	$(7.62)	$(10.20)
Average realized oil price to NYMEX percentage	88%	90%

Average realized natural gas price ($/Mcf)	$3.55	$8.76
Average NYMEX ($/Mcf)	$3.99	$9.04
Differential to NYMEX	$(0.44)	$(0.28)
Average realized natural gas price to NYMEX percentage	89%	97%

Our average realized oil price as a percentage of the average NYMEX price remained consistent at 88 and 90 percent for 2009 and 2008, respectively.  Our average realized natural gas price as a percentage of the average NYMEX price was 89 percent for 2009 as compared to 97 percent for 2008.  Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production.  In 2009, the natural gas index prices related to our natural gas contracts all improved in their relationship to NYMEX compared to 2008, narrowing the average differential.

Oil revenues decreased 44 percent from $227.6 million in 2008 to $128.4 million in 2009 as a result of a $35.22 per Bbl decrease in our average realized oil price and a 170 MBbls decrease in our oil production volumes.  Our lower average realized oil price decreased oil revenues by approximately $83.3 million and was primarily due to a lower average NYMEX price, which decreased from $99.75 per Bbl in 2008 to $61.95 per Bbl in 2009.  Our lower oil production volumes decreased oil revenues by approximately $15.3 million and was primarily due to natural production declines in our Elk Basin field.

Natural gas revenues decreased 60 percent from $53.9 million in 2008 to $21.6 million in 2009 as a result of a $5.21 per Mcf decrease in our average realized natural gas price and a 122 MMcf decrease in our natural gas production volumes.  Our lower average realized natural gas price decreased natural gas revenues by approximately $31.7 million and was primarily due to a lower average NYMEX price, which decreased from $9.04 per Mcf in 2008 to $3.99 per Mcf in 2009.  Our lower natural gas production volumes decreased natural gas revenues by approximately $1.1 million and was primarily due to natural production declines in our Permian Basin area.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Year Ended December 31,		Increase / (Decrease)
	2009 (a)	2008 (a)	$	%
Expenses (in thousands):
Production:
Lease operating	$43,451	$46,766	$(3,315)
Production taxes and marketing	16,452	33,591	(17,139)
Total production expenses	59,903	80,357	(20,454)	-25%
Other:
Depletion, depreciation, and amortization	57,481	58,076	(595)
Exploration	3,132	196	2,936
General and administrative	12,040	16,606	(4,566)
Derivative fair value loss (gain)	47,464	(96,880)	144,344
Total operating	180,020	58,355	121,665	208%
Interest	10,974	6,969	4,005
Income tax provision	14	762	(748)
Total expenses	$191,008	$66,086	$124,922	189%

Expenses (per BOE):
Production:
Lease operating	$12.86	$13.10	$(0.24)
Production taxes and marketing	4.87	9.41	(4.54)
Total production expenses	17.73	22.51	(4.78)	-21%
Other:
Depletion, depreciation, and amortization	17.01	16.26	0.75
Exploration	0.93	0.05	0.88
General and administrative	3.56	4.65	(1.09)
Derivative fair value loss (gain)	14.04	(27.13)	41.17
Total operating	53.27	16.34	36.93	226%
Interest	3.25	1.95	1.30
Income tax provision	0.00	0.21	(0.21)
Total expenses	$56.52	$18.50	$38.02	206%
___________
(a)
In order to conform to the current period presentation, marketing expenses were reclassed to production taxes and marketing, ad valorem taxes were reclassed to lease operating, and transportation expenses were reclassed to production taxes and marketing.

Production expenses. Production expense attributable to LOE decreased $3.3 million from $46.8 million in 2008 to $43.5 million in 2009 as a result of a lower production volumes.

Production expense attributable to production taxes and marketing decreased $17.1 million from $33.6 million in 2008 to $16.5 million in 2009 primarily due to lower wellhead revenues, which exclude the effects of commodity derivative contracts.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained approximately constant at 10.7 percent in 2009 as compared to 10.8 percent in 2008.

DD&A expense.  DD&A expense decreased $0.6 million from $58.1 million in 2008 to $57.5 million in 2009, as a result of a 191 MBOE decrease in production volumes, partially offset by a $0.75 increase in the per BOE rate.  Our lower production volumes decreased DD&A expense by approximately $3.1 million.  Our higher average DD&A per BOE rate increased DD&A expense by approximately $2.5 million and was primarily due to reductions in our proved reserves at the beginning of 2009 as a result of lower average commodity prices.

Exploration expense.  Exploration expense increased $2.9 million from $0.2 million in 2008 to $3.1 million in 2009.  During 2009, we expensed 1.0 net exploratory dry hole totaling $3.0 million.  No dry holes were expensed in 2008.

G&A expense.  G&A expense decreased $4.6 million from $16.6 million in 2008 to $12.0 million 2009 primarily due to a decrease in non-cash equity-based compensation expense.

Derivative fair value loss (gain).  During 2009, we recorded a $47.5 million derivative fair value loss as compared to a $96.9 million derivative fair value gain in 2008, the components of which were as follows:

	Year Ended December 31,		Increase /
	2009	2008	(Decrease)
	(in thousands)
Ineffectiveness on interest rate swaps	$2	$372	$(370)
Mark-to-market loss (gain)	94,438	(101,595)	196,033
Premium amortization	23,245	8,936	14,309
Receipts, net of settlements	(70,221)	(4,593)	(65,628)
Total derivative fair value loss (gain)	$47,464	$(96,880)	$144,344

Please read Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative contracts.

Interest expense.  Interest expense increased $4.0 million from $7.0 million in 2008 to $11.0 million in 2009 primarily due to higher weighted average outstanding borrowings under our revolving credit facility and an increase in LIBOR.  Our weighted average outstanding borrowings under our revolving credit facility were $218.7 million for 2009 as compared to $146.0 million for 2008.  Our weighted average interest rate for 2009 was 5.0 percent as compared to 4.8 percent for 2008.

Capital Commitments, Capital Resources, and Liquidity

Capital commitments.  Our primary uses of cash are:

•	Distributions to unitholders;
•	Development, exploitation, and exploration of oil and natural gas properties;
•	Acquisitions of oil and natural gas properties;
•	Funding of working capital; and
•	Contractual obligations.

Distributions to unitholders.  Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in the partnership agreement).  Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs.  During 2010, 2009, and 2008, we distributed $93.4 million, $81.7 million, and $74.4 million, respectively, to our unitholders.

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

The following table illustrates information regarding our distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per		Total
	Declared	Common Unit	Date Paid	Distribution
2010				(in thousands)
Quarter ended December 31	1/27/2011	$0.5000	2/14/2011	$22,923
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010	22,923
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010	22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010	22,923
2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010	24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009	24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009	23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009	16,813
2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009	16,813
Quarter ended September 30	11/7/2008	$0.6600	11/14/2008	22,191
Quarter ended June 30	8/11/2008	$0.6881	8/14/2008	23,119
Quarter ended March 31	5/9/2008	$0.5755	5/15/2008	19,316
2007
Quarter ended December 31	2/6/2008	$0.3875	2/14/2008	9,843

Development, exploitation, and exploration of oil and natural gas properties.  The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Development and exploitation	$5,919	$7,197	$31,450
Exploration	267	1,223	8,223
Total	$6,186	$8,420	$39,673

Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities.  Our development and exploitation capital for 2010 yielded 1.0 gross (0.1 net) productive well and no dry holes.  Under Vanguard, our development capital is expected to increase significantly in 2011 in an attempt to reduce the impact of declines in our natural gas production as seen in 2010 and 2009.  Our capital budget for 2011 is $19.5 million to $21.0 million, dependent on our capital requirements and excluding proved property acquisitions.  This expected increase in capital expenditures will reduce the amount of cash available for distribution in the near-term and may require a reduction of the quarterly cash distribution to unitholders in the near-term.

Acquisitions of oil and natural gas properties and leasehold acreage.  The following table summarizes our costs incurred related to oil and natural gas property acquisitions for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Acquisitions of proved property	$279	$32,265	$5,940
Acquisitions of leasehold acreage	-	1	-
Total	$279	$32,266	$5,940

In August 2009, we acquired the Rockies and Permian Basin Assets from Encore Operating for approximately $179.6 million in cash.  In June 2009, we acquired the Williston Basin Assets from Encore Operating for approximately $25.2 million in cash.  In January 2009, we acquired the Arkoma Basin Assets from Encore Operating for approximately $46.4 million in cash.  In February 2008, we acquired the Permian and Williston Basin Assets from Encore Operating for total consideration of approximately $125.0 million in cash and 6,884,776 ENP common units, which were valued at approximately $125.0 million at the time of the acquisition.  However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties.  In May 2009, we acquired the Vinegarone Assets from an independent energy company for approximately $27.5 million in cash.

In May 2008, we acquired an existing net profits interest in certain of our proved properties in the Permian Basin in West Texas from an independent energy company for 283,700 ENP common units, which were valued at approximately $5.8 million at the time of the acquisition.

Funding of working capital. As of December 31, 2010 and 2009, our working capital (defined as total current assets less total current liabilities) was $2.7 million and $15.6 million, respectively.  Through 2011, we expect working capital to remain positive.  Based on current commodity prices and settlements from our commodity derivative contracts, we expect our operating cash flows will be sufficient to fund our working capital and capital expenditures.  We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings under our revolving credit facility with any excess cash flow absent acquisitions of oil and natural gas properties.  However, we have availability under our revolving credit facility to fund our obligations as they become due.  Our production volumes, commodity prices, and differentials for oil and natural gas will be the largest variables affecting our working capital.

Contractual obligations.  The following table provides our contractual obligations and commitments at December 31, 2010:

Contractual Obligations	Payments Due by Period
and Commitments	Total	2011	2012 - 2013	2014 - 2015	Thereafter
	(in thousands)
Revolving credit facility (a)	$242,174	$6,539	$235,635	$-	$-
Commodity derivative contracts (b)	20,544	-	16,672	3,872	-
Interest rate swaps (c)	1,442	1,216	226
Development commitments (d)	890	890	-	-	-
Operating leases and commitments (e)	1,202	687	515	-	-
Asset retirement obligations (f)	43,510	757	1,515	735	40,503
Total	$309,762	$10,089	$254,563	$4,607	$40,503
_______
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

(d)
Represents authorized purchases for work in process.  Also at December 31, 2010, we had $5.7 million of authorized purchases not placed to vendors (authorized AFEs), which were not accrued and are excluded from the above table, but are budgeted for and expected to be made unless circumstances change.

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

Other contingencies and commitments. Historically, Encore Operating provided administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement.  In addition, Encore Operating provided all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by us.  Encore Operating was not liable to us for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.  On December 31, 2010, duties under the administrative services agreement were assigned to VNG pursuant to the Vanguard Acquisition.

Encore Operating initially received an administrative fee of $1.75 per BOE of our production for such services.  From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of our production.  From April 1, 2009 to March 31, 2010 the administrative fee was $2.02 per BOE of our production.  Effective April 1, 2010 the administrative fee increased to $2.06 per BOE of our production as a result of the COPAS Wage Index Adjustment.  We also reimbursed Encore Operating for actual third-party expenses incurred on our behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG will receive the fees and reimbursements for services performed in 2011.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;
•
if we acquire any additional assets, VNG may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by VNG and our general partner, with the approval of the conflicts committee of the board of directors of our general partner.

Capital resources

Cash flows from operating activities.  Cash provided by operating activities increased $6.4 million from $115.0 million in 2009 to $121.4 million in 2010, primarily due to an increase in our production margin, partially offset by a $58.3 million decrease in settlements received on our commodity derivative contracts as a result of higher commodity prices in 2010.  Cash provided by operating activities decreased $74.2 million from $189.2 million in 2008 to $115.0 million in 2009, primarily due to a decrease in our production margin, partially offset by decreased settlements paid on our commodity derivative contracts as a result of lower average oil prices in 2009 as compared to 2008.

Cash flows from investing activities.  Cash used in investing activities decreased $34.0 million from $41.1 million in 2009 to $7.1 million in 2010, primarily due to a $31.7 million decrease in amounts paid to acquire oil and natural gas properties.

Cash used in investing activities decreased $1.2 million from $42.3 million in 2008 to $41.1 million in 2009, primarily due to a $32.8 million decrease in amounts paid for the development of oil and natural gas properties, partially offset by a $31.7 million increase in amounts paid to acquire oil and natural gas properties.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt, distributions to unitholders, and issuances of our common units.  We periodically draw on our revolving credit facility to fund acquisitions and other capital commitments.

During 2010, we used net cash of $114.6 million in financing activities, including $93.4 million in distributions to unitholders, and net repayments of $21 million on our revolving credit facility.  Net repayments decrease the outstanding borrowings under our revolving credit facility from $255 million at December 31, 2009 to $234 million at December 31, 2010.

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

During 2008, we used net cash of $146.3 million in financing activities, including $125.0 million in deemed distributions to affiliates in connection with our acquisition of the Permian and Williston Basin Assets, $74.4 million in distributions to unitholders, and $48.8 million in net distributions to EAC related to pre-partnership operations, partially offset by net borrowings of $102.5 million under our revolving credit facility.  Net borrowings on our revolving credit facility increased the outstanding borrowings under our revolving credit facility from $47.5 million at December 31, 2007 to $150 million at December 31, 2008.

Liquidity

Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our revolving credit facility.  We also have the ability to adjust our capital expenditures.  We may use other sources of capital, including the issuance of debt or common units, to fund acquisitions or maintain our financial flexibility.  We believe that our internally generated cash flows and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures for the foreseeable future.  However, should commodity prices decline for an extended period of time or the capital/credit markets become constrained, the borrowing capacity under our revolving credit facility could be adversely affected. In the event of a reduction in the borrowing base under our revolving credit facility, we currently believe that we have sufficient liquidity as to not result in any required prepayments of indebtedness.

Our 2011 capital budget is $19.5 million to $21.0 million, dependent on our capital requirements and excluding proved property acquisitions.  The level of these and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing expenditures using internally generated cash flow and availability under our revolving credit facility.

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

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices.  During 2010, our average realized oil and natural gas prices increased by 23 percent and 87 percent, respectively, as compared to our average realized prices in 2009.  Realized oil and natural gas prices fluctuate widely in response to changing market forces.  If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our revolving credit facility, and ability to pay distributions may be adversely impacted.  Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our revolving credit facility and thereby affect our liquidity.  However, we have protected approximately two-thirds of our forecasted oil production through 2014 and natural gas production through 2013 against declining commodity prices to certain levels using commodity derivative contracts.  On the other hand, an increase in commodity prices above the ceiling prices in our commodity derivative contracts would result in a loss.  Please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Sensitivity” and Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for additional information regarding our commodity derivative contracts.

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

Certain of the lenders underwriting our revolving credit facility are also counterparties to our derivative contracts.  Please read “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for additional discussion.

We are a party to a five-year credit agreement dated March 7, 2007 (as amended, the “Credit Agreement”).  The Credit Agreement matures on March 7, 2012.  Any outstanding borrowings under the Credit Agreement will become a current liability in March 2011.  We are currently evaluating our options including letting any outstanding borrowings under the Credit Agreement if a merger with Vanguard is imminent, extending the term of the Credit Agreement, or refinancing under a new revolving credit facility.  Based on discussions with banks, all options are currently viable.

In November 2009, we amended the Credit Agreement, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the Credit Agreement.  Denbury paid a fee of approximately $0.9 million for this bank waiver and did not seek reimbursement from ENP for this payment.  As such, the $0.9 million paid by Denbury is reflected as a capital contribution to us by Denbury in its then capacity as the parent of our general partner.

In December 2010, we amended the Credit Agreement to, among other things, amend the definition of “Change of Control” to eliminate references to the “Selling Parties” and include change of control triggers upon (1) the failure of Vanguard to continue to control our general partner, (2) the acquisition by any person or group, directly or indirectly, of equity interests representing more than 35% of the total voting power in Vanguard, or (3) the occupation of a majority of the seats on the board of managers of Vanguard by persons who were neither (x) nominated by the board of managers of Vanguard nor (y) appointed by managers so nominated.  This amendment also modifies the covenant governing transactions with affiliates to eliminate all references to the “Selling Parties” and instead reference transactions with Vanguard, VNG, and their subsidiaries.

The Credit Agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for the account of us or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $475 million.  Availability under the Credit Agreement is subject to a borrowing base of $375 million, which is redetermined semi-annually and upon requested special redeterminations.  On December 31, 2010, there were $234 million of outstanding borrowings and $141 million of borrowing capacity under the Credit Agreement.  On February 18, 2011, there were $240 million of outstanding borrowings and $135 million of borrowing capacity under the Credit Agreement.

We incur a quarterly commitment fee at a rate of 0.5 percent per year on the unused portion of the Credit Agreement.

Obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of our proved oil and natural gas reserves and in the equity interests of our restricted subsidiaries.  In addition, obligations under the Credit Agreement are guaranteed by us and our restricted subsidiaries.  Obligations under the Credit Agreement are non-recourse to Vanguard and its restricted subsidiaries.

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

The Credit Agreement contains covenants including, among others, the following:

•	a prohibition against incurring debt, subject to permitted exceptions;
•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;
•	a restriction on creating liens on our assets and the assets of OLLC and its subsidiaries, subject to permitted exceptions;
•	restrictions on merging and selling assets outside the ordinary course of business;
•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;
•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;
•	a requirement that we maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 (the “Current Ratio”);
•
a requirement that we maintain a ratio of consolidated EBITDA, as defined in the Credit Agreement, to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0 (the “Interest Coverage Ratio”); and

•	a requirement that we maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined in the Credit Agreement, of not more than 3.5 to 1.0 (the “Leverage Ratio”).

In order to show our compliance with the covenants of the Credit Agreement, the use of non-GAAP financial measures is required.  The presentation of these non-GAAP financial measures provides useful information to investors as they allow readers to understand how much cushion there is between the required ratios and the actual ratios.  These non-GAAP financial measures should not be considered an alternative to any measure of financial performance presented in accordance with GAAP.

As of December 31, 2010, we were in compliance with all covenants in the Credit Agreement, including the following financial covenants:

Actual Ratio as of
Financial Covenant	Required Ratio	December 31, 2010
Current Ratio	Minimum 1.0 to 1.0	5.5 to 1.0
Interest Coverage Ratio	Minimum 2.5 to 1.0	8.7 to 1.0
Leverage Ratio	Maximum 3.5 to 1.0	2.0 to 1.0

The following table shows the calculation of the Current Ratio as of December 31, 2010 ($ in thousands):

Current assets	$34,841
Availability under the Credit Agreement	141,000
Consolidated current assets	$175,841
Divided by: consolidated current liabilities	$32,178
Current Ratio	5.5

The following table shows the calculation of the Interest Coverage Ratio for the twelve months ended December 31, 2010 ($ in thousands):

Consolidated EBITDA (a)	$114,487
Divided by: Consolidated net interest expense and letter of credit fees	$13,148
Interest Coverage Ratio	8.7
____________
(a)
Consolidated EBITDA is defined in the Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense.  Consolidated EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.

The following table shows the calculation of the Leverage Ratio for the twelve months ended December 31, 2010 ($ in thousands):

Consolidated funded debt	$234,000
Divided by: Consolidated Adjusted EBITDA (a)	$114,487
Leverage Ratio	2.0
____________
(a)
Consolidated Adjusted EBITDA is defined in the Credit Agreement and generally means earnings before interest, income taxes, depletion, depreciation, and amortization, and exploration expense, after giving pro forma effect to one or more acquisitions or dispositions in excess of $20 million in the aggregate.  Consolidated Adjusted EBITDA is a non-GAAP financial measure, which is reconciled to its most directly comparable GAAP measure below.

The following table presents a calculation of Consolidated EBITDA and Consolidated Adjusted EBITDA for the twelve months ended December 31, 2010 (in thousands) as required under the Credit Agreement, together with a reconciliation of such amounts to their most directly comparable financial measures calculated and presented in accordance with GAAP.  These EBITDA measures should not be considered an alternative to net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.  These EBITDA measures may not be comparable to similarly titled measures of another company because all companies may not calculate these measures in the same manner.

Consolidated net income	$32,070
Unrealized non-cash hedge loss	16,276
Consolidated net interest expense	13,148
DD&A and exploration expense	50,774
Non-cash equity-based compensation	1,331
Other non-cash	888
Consolidated EBITDA	114,487
Pro forma effect of acquisitions	-
Consolidated Adjusted EBITDA	$114,487

The Credit Agreement contains customary events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

Capitalization.  At December 31, 2010, we had total assets of $653.6 million and total capitalization of $583.0 million, of which 60 percent was represented by partners’ equity and 40 percent by long-term debt.  At December 31, 2009, we had total assets of $719.7 million and total capitalization of $661.0 million, of which 61 percent was represented by partners’ equity and 39 percent by long-term debt.  The percentages of our capitalization represented by partners’ equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Changes in Prices

Our oil and natural gas revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in oil and natural gas prices, which fluctuate significantly.  The following table provides our average realized oil and natural gas prices for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Average realized prices:
Oil ($/Bbl)	$69.77	$56.82	$89.22
Natural gas ($/Mcf)	$4.82	$2.58	$6.55
Combined ($/BOE)	$57.34	$44.39	$75.37

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

Oil and Natural Gas Properties

Successful efforts method.  We apply the provisions of the “Financial Accounting and Reporting by Oil and Gas Producing Companies” topic of the FASC. Under this method, all costs associated with productive and nonproductive development wells are capitalized.  Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred.  Costs associated with drilling exploratory wells are initially capitalized pending determination of whether the well is economically productive or nonproductive.

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

Our reserves are estimated annually on December 31 by independent petroleum engineers.  This results in a new DD&A rate which we use for the preceding fourth quarter after adjusting for fourth quarter production.  We internally estimate reserve additions and reclassifications of reserves from proved undeveloped to proved developed at the end of the first, second, and third quarters for use in determining a DD&A rate for the respective quarter.

Significant tangible equipment added or replaced that extends the useful or productive life of the property is capitalized.  Costs to construct facilities or increase the productive capacity from existing reservoirs are capitalized.  Capitalized costs are amortized on a unit-of-production basis over the remaining life of proved developed reserves or total proved reserves, as applicable.  Natural gas volumes are converted to BOE at the rate of six Mcf of natural gas to one Bbl of oil.  This convention is not an equivalent price basis and there may be a large difference in value between an equivalent volume of oil versus an equivalent volume of natural gas.

The costs of retired, sold, or abandoned properties that constitute part of an amortization base are charged or credited, net of proceeds received, to accumulated DD&A.

We apply the provisions of the “Accounting for the Impairment or Disposal of Long-Lived Assets” topic of the FASC, which requires us to assess the need for an impairment of long-lived assets to be held and used, including proved oil and natural gas properties, whenever events and circumstances indicate that the carrying value of the asset may not be recoverable.  If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent the asset’s carrying value exceeds its fair value.  Expected future net cash flows are based on existing proved reserves (and appropriately risk-adjusted probable reserves), forecasted production information, and management’s outlook of future commodity prices.  Any impairment charge incurred is expensed and reduces our net basis in the asset.  Management aggregates proved property for impairment testing the same way as for calculating DD&A.  The price assumptions used to calculate undiscounted cash flows is based on judgment.  We use prices consistent with the prices we believe a market participant would use in bidding on acquisitions and/or assessing capital projects.  These price assumptions are critical to the impairment analysis as lower prices could trigger impairment.

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

Oil and natural gas reserves.  Our estimates of proved reserves are based on the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing conditions and operating methods.  Independent petroleum engineers prepare a reserve and economic evaluation of all of our properties on a well-by-well basis.  Assumptions used by independent petroleum engineers in calculating reserves or regarding the future cash flows or fair value of our properties are subject to change in the future.  The accuracy of reserve estimates is a function of the:

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

Asset retirement obligation.  We apply the provisions of the “Accounting for Asset Retirement Obligation” topic of the FASC, which requires us to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred.  For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled.  An amount equal to and offsetting the liability is capitalized as part of the carrying amount of our oil and natural gas properties.  The liability is recorded at its discounted risk adjusted fair value and then accreted each period until it is settled or the asset is sold, at which time the liability is reversed.

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

Goodwill and Other Intangible Assets

We apply the provisions of the “Goodwill and Other Intangible Assets” topic of the FASC. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations.  Goodwill is assessed for impairment annually on December 31 or whenever indicators of impairment exist.  The goodwill test is performed at the reporting unit level.  We have determined that we have only one reporting unit, which is oil and natural gas production in the United States.  If indicators of impairment are determined to exist, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value.

We utilize both a market capitalization and an income approach to determine the fair value of our reporting unit.  The primary component of the income approach is the estimated discounted future net cash flows expected to be recovered from the reporting unit’s oil and natural gas properties.  Our analysis concluded that there was no impairment of goodwill as of December 31, 2010.  Any sharp decreases in the prices of oil and natural gas or any significant negative reserve adjustments from the December 31, 2010 assessment could change our estimates of the fair value of our reporting units and could result in an impairment charge.

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

Derivatives

We use various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with our oil and natural gas production.  These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases.  Our risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions, all of which are lenders underwriting ENP’s revolving credit facility.  We also use derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.

We apply the provisions of the “Derivatives” topic of the FASC, which requires each derivative instrument to be recorded in the balance sheet at fair value.  If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings.  However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss within partners’ equity until such time as the hedged item is recognized in earnings.  In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item.  In addition, all hedging relationships must be designated, documented, and reassessed periodically.

We elected to designate our outstanding interest rate swaps as cash flow hedges through December 31, 2010.  The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in accumulated other comprehensive income or loss in partners’ equity and reclassified into earnings in the same period in which the hedged transaction affects earnings.  Any ineffective portion of the mark-to-market gain or loss is recognized in earnings.  Effective January 1, 2011, we elected to de-designate our outstanding interest rate swaps as cash flow hedges and therefore, will begin to recognize changes in the fair market value of our interest rate swaps in earnings beginning in 2011.

We elected not to designate our current portfolio of commodity derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings.

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

Counterparties.  At December 31, 2010, we had committed 10 percent or greater (in terms of fair market value) of either our oil or natural gas commodity derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas Derivative
	Contracts	Contracts
Counterparty	Committed	Committed
	(in thousands)
BNP Paribas	$1,166	$2,552
Calyon	986	6,466
Royal Bank of Canada	1,079	3,605

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with certain counterparties.  The master netting agreement is a standardized, bilateral contract between a given counterparty and us.  Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement.  This arrangement is intended to benefit us in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.

Commodity price sensitivity.  Historically, we have managed commodity price risk with swap contracts, put contracts, collars, and floor spreads.  Swap contracts provide a fixed price for a notional amount of sales volumes.  Put contracts provide a fixed floor price on a notional amount of sales volumes while allowing full price participation if the relevant index price closes above the floor price.  Collars provide a floor price on a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price.

From time to time, we enter into floor spreads.  In a floor spread, we purchase puts at a specified price (a “purchased put”) and also sell a put at a lower price (a “short put”).  This strategy enables us to achieve some downside protection for a portion of our production, while funding the cost of such protection by selling a put at a lower price.  If the price of the commodity falls below the strike price of the purchased put, then we have protection against additional commodity price decreases for the covered production down to the strike price of the short put.  At commodity prices below the strike price of the short put, the benefit from the purchased put is generally offset by the expense associated with the short put.  For example, in 2007, we purchased oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl.  As NYMEX prices increased in 2008, we wished to protect downside price exposure at the higher price.  In order to do this, we purchased oil put options for 2,000 Bbls/D in 2010 at $75 per Bbl and simultaneously sold oil put options for 2,000 Bbls/D in 2010 at $65 per Bbl.  Thus, after these transactions were completed, we had purchased two oil put options for 2,000 Bbls/D in 2010 (one at $65 per Bbl and one at $75 per Bbl) and sold one oil put option for 2,000 Bbls/D in 2010 at $65 per Bbl.  However, the net result was us effectively owning one oil put option for 2,000 Bbls/D in 2010 at $75 per Bbl.  The following tables include information on both our purchased floor component of our floor spreads net and our other floor contracts.

The counterparties to our commodity derivative contracts are comprised of five institutions, all of which are currently rated AA- or better by Standard & Poor’s and/or Fitch and all of which are lenders under our revolving credit facility.  As of December 31, 2010, the fair market value of our oil derivative contracts was a net liability of approximately $30.9 million and the fair market value of our natural gas derivative contracts was a net asset of approximately $11.6 million.  Based on our open commodity derivative positions at December 31, 2010, a 10 percent increase in the respective NYMEX prices for oil and natural gas would increase our net commodity derivative liability by approximately $47.6 million, while a 10 percent decrease in the respective NYMEX prices for oil and natural gas would decrease our net commodity derivative liability by approximately $47.2 million.

The following tables summarize our open commodity derivative contracts as of December 31, 2010:

Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(in thousands)
2011							$(8,343)
	1,880	$80.00	1,440	$95.41	425	$87.10
	1,000	70.00	-	-	760	78.46
	760	65.00	-	-	250	69.65
2012							(13,806)
	750	70.00	500	82.05	1,290	87.60
	1,510	65.00	250	79.25	1,300	76.54
2013							(4,944)
	-	-	-	-	3,550	88.95
2014							(3,813)
	-	-	-	-	3,200	88.95
							$(30,906)

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
2011					$8,633
	3,398	$6.31	7,952	$6.36
	-	-	550	5.86
	-	-	1,700	4.71
2012					3,600
	898	6.76	5,452	6.26
	-	-	2,050	5.26
	-	-	1,700	4.71
2013					(656)
	-	-	6,500	5.21
	-	-	1,700	4.71
					$11,577

Interest rate sensitivity.  At December 31, 2010, we had outstanding borrowings under our revolving credit facility of $234 million, $84 million of which is subject to floating market rates of interest that are linked to the Eurodollar rate after taking into consideration the effect of our interest rate swaps.  At this level of floating rate debt, if the Eurodollar rate increased 10 percent, we would incur an additional $0.2 million of interest expense per year, and if the Eurodollar rate decreased 10 percent, we would incur $0.2 million less.

We use derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby we convert the interest due on certain floating rate debt under our revolving credit facility to a weighted average fixed rate.  As of December 31, 2010, the fair market value of our interest rate swaps was a net liability of approximately $1.4 million.  A 10 percent increase or decrease in the Eurodollar rate would not have a significant impact on the fair market value of our interest rate swaps.

The following table summarizes our open interest rate swaps as of December 31, 2010:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Jan. 2011	$50,000	3.1610%	1-month LIBOR
Jan. 2011	25,000	2.9650%	1-month LIBOR
Jan. 2011	25,000	2.9613%	1-month LIBOR
Jan. 2011 - Mar. 2012	50,000	2.4200%	1-month LIBOR

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Encore Energy Partners GP LLC
and Unitholders of Encore Energy Partners LP

We have audited the accompanying consolidated balance sheets of Encore Energy Partners LP (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Energy Partners LP at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements resulting from Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures, effective December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Energy Partners LP’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
February 28, 2011

ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$1,380	$1,754
Accounts receivable:
Trade	22,795	24,543
Affiliate	-	8,213
Derivatives	10,196	12,881
Other	470	857
Total current assets	34,841	48,248

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	857,999	851,833
Unproved properties	17	55
Accumulated depletion, depreciation, and amortization	(259,575)	(210,417)
	598,441	641,471
Other property and equipment	1,327	863
Accumulated depreciation	(613)	(419)
	714	444

Goodwill	9,290	9,290
Other intangibles, net	3,012	3,316
Derivatives	5,486	13,423
Other	1,778	3,459
Total assets	$653,562	$719,651

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
Accounts payable:
Trade	$2,103	$577
Affiliate	98	2,780
Accrued liabilities:
Lease operating	4,550	4,157
Development capital	890	1,484
Interest	298	429
Production taxes and marketing	10,109	10,218
Derivatives	11,122	9,815
Oil and natural gas revenues payable	1,730	1,598
Other	1,278	1,632
Total current liabilities	32,178	32,690

Derivatives	25,331	13,401
Future abandonment cost, net of current portion	13,080	12,556
Long-term debt	234,000	255,000
Deferred taxes	11	-
Total liabilities	304,600	313,647

Commitments and contingencies (see Note 4)

Partners' equity:
Limited partners - 45,341,597 and 45,285,347 common units issued and
outstanding, respectively	350,251	409,777
General partner - 504,851 general partner units issued and outstanding	(94)	(353)
Accumulated other comprehensive loss	(1,195)	(3,420)
Total partners' equity	348,962	406,004
Total liabilities and partners' equity	$653,562	$719,651

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Oil	$155,367	$128,404	$227,559
Natural gas	28,109	21,635	53,864
Marketing	269	478	5,324
Total revenues	183,745	150,517	286,747

Expenses:
Production:
Lease operating	43,021	43,451	46,766
Production taxes and marketing	18,221	16,452	33,591
Depletion, depreciation, and amortization	50,580	57,481	58,076
Exploration	194	3,132	196
General and administrative	12,398	12,040	16,606
Derivative fair value loss (gain)	14,146	47,464	(96,880)
Total expenses	138,560	180,020	58,355

Operating income (loss)	45,185	(29,503)	228,392

Other income (expenses):
Interest	(13,171)	(10,974)	(6,969)
Other	56	162	95
Total other expenses	(13,115)	(10,812)	(6,874)

Income (loss) before income taxes	32,070	(40,315)	221,518
Income tax benefit (provision)	-	(14)	(762)

Net income (loss)	$32,070	$(40,329)	$220,756

Net income (loss) allocation (see Note 8):
Limited partners' interest in net income (loss)	$31,722	$(39,913)	$163,070
General partner's interest in net income (loss)	$348	$(592)	$2,648

Net income (loss) per common unit:
Basic	$0.70	$(1.01)	$5.33
Diluted	$0.70	$(1.01)	$5.21

Weighted average common units outstanding:
Basic	45,331	39,366	30,568
Diluted	45,337	39,366	31,938

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per unit amounts)

	Limited Partners		General Partner		Accumulated Other Comprehensive	Total Partners'
	Units	Amount	Units	Amount	Loss	Equity

Balance at December 31, 2007	24,187	$630,852	505	$9,214	$-	$640,066
Net distributions to owner	-	(47,629)	-	(1,166)	(1)	(48,796)
Deemed distributions in connection with common control acquisition of assets	6,885	(122,083)	-	(2,944)	-	(125,027)
Issuance of common units in exchange for net profits interest in certain
Crockett County properties	284	5,748	-	-	-	5,748
Non-cash equity-based compensation	-	5,180	-	83	-	5,263
Cash distributions to unitholders ($2.3111 per unit)	-	(73,234)	-	(1,167)	-	(74,401)
Vesting of phantom units	7	-	-	-	-	-
Conversion of management incentive units	1,715	-	-	-	-	-
Components of comprehensive income:
Net income attributable to owner related to pre-partnership
operations of common control acquisition of assets	-	50,420	-	1,220	-	51,640
Net income attributable to unitholders	-	166,822	-	2,294	-	169,116
Change in deferred hedge loss on interest rate swaps, net of tax of $12	-	-	-	-	(4,258)	(4,258)
Total comprehensive income						216,498
Balance at December 31, 2008	33,078	616,076	505	7,534	(4,259)	619,351
Net distributions to owner	-	(11,137)	-	(272)	-	(11,409)
Deemed distributions in connection with common control acquisition of assets	-	(245,334)	-	(5,913)	-	(251,247)
Proceeds from issuance of common units, net of offering costs	12,190	170,000	-	(114)	-	169,886
Non-cash equity-based compensation	-	560	-	5	-	565
Cash distributions to unitholders ($2.05 per unit)	-	(80,617)	-	(1,035)	-	(81,652)
Vesting of phantom units and conversion of management incentive units	17	-	-	-	-	-
Components of comprehensive loss:
Net income attributable to owner related to pre-partnership
operations of common control acquisition of assets	-	172	-	4	-	176
Net loss attributable to unitholders	-	(39,943)	-	(562)	-	(40,505)
Change in deferred hedge loss on interest rate swaps, net of tax of $2	-	-	-	-	839	839
Total comprehensive loss						(39,490)
Balance at December 31, 2009	45,285	409,777	505	(353)	(3,420)	406,004
Net contributions from owner	-	(2)	-	935	-	933
Non-cash equity-based compensation	-	1,323	-	8	-	1,331
Vesting of phantom units	57	-	-	-	-	-
Other	-	(216)	-	(3)	-	(219)
Cash distributions to unitholders ($2.0375 per unit)	-	(92,353)	-	(1,029)	-	(93,382)
Components of comprehensive income:
Net income attributable to unitholders	-	31,722	-	348	-	32,070
Change in deferred hedge loss on interest rate swaps, net of tax of $7	-	-	-	-	2,225	2,225
Total comprehensive income						34,295
Balance at December 31, 2010	45,342	$350,251	505	$(94)	$(1,195)	$348,962

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$32,070	$(40,329)	$220,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	50,580	57,481	58,076
Deferred taxes	(70)	(286)	322
Non-cash equity-based compensation expense	1,331	565	5,232
Non-cash derivative loss (gain)	26,092	117,685	(92,286)
Other	2,450	4,483	486
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,921	(10,591)	12,437
Current derivatives	-	(2,020)	(9,586)
Other current assets	177	(221)	(176)
Long-term derivatives	-	(9,072)	(6,881)
Other assets	33	(3)	578
Accounts payable	(1,157)	(2,555)	(1,748)
Other current liabilities	(76)	(167)	2,025
Net cash provided by operating activities	121,351	114,970	189,235

Cash flows from investing activities:
Purchases of other property and equipment	(464)	(88)	(315)
Acquisition of oil and natural gas properties	(280)	(31,960)	(215)
Development of oil and natural gas properties	(6,375)	(9,037)	(41,803)
Net cash used in investing activities	(7,119)	(41,085)	(42,333)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	-	170,089	-
Proceeds from long-term debt, net of issuance costs	15,000	227,061	243,310
Payments on long-term debt	(36,000)	(125,000)	(141,000)
Deemed distributions in connection with common control acquisition of assets	-	(251,247)	(125,027)
Cash distributions to unitholders	(93,382)	(81,652)	(74,401)
Other	(224)	(12,001)	(49,168)
Net cash used in financing activities	(114,606)	(72,750)	(146,286)

Increase (decrease) in cash and cash equivalents	(374)	1,135	616
Cash and cash equivalents, beginning of period	1,754	619	3
Cash and cash equivalents, end of period	$1,380	$1,754	$619

The accompanying notes are an integral part of these consolidated financial statements

ENCORE ENERGY PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Description of Business

Encore Energy Partners LP (together with its subsidiaries, “ENP”), a Delaware limited partnership formed in February of 2007 by Encore Acquisition Company (“EAC”), is engaged in the acquisition, exploitation, and development of oil and natural gas reserves from onshore fields in the United States.  Encore Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company and indirect wholly owned subsidiary of Vanguard Natural Resources, LLC (together with its subsidiaries, “Vanguard”), a publicly traded Delaware limited liability company, serves as ENP’s general partner and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly owned subsidiary of ENP, owns and operates ENP’s properties.  ENP’s properties and oil and natural gas reserves are located in four core areas:

•	the Big Horn Basin in Wyoming and Montana;
•	the Permian Basin in West Texas and New Mexico;
•	the Williston Basin in North Dakota and Montana; and
•	the Arkoma Basin in Arkansas and Oklahoma.

On March 9, 2010, EAC, a former parent of the General Partner, was merged with and into Denbury (the “Merger”), with Denbury Resources Inc. (together with its subsidiaries, “Denbury”), a publicly traded Delaware corporation, surviving the Merger.  As part of the Merger, Denbury became the then owner of the General Partner and approximately 46.1 percent of ENP’s outstanding common units.  The Merger did not impact the accompanying Consolidated Financial Statements.

On November 17, 2010, Denbury announced that it had entered into an agreement to sell its ownership interests in ENP to Vanguard Natural Gas ( “VNG”), a wholly-owned subsidiary of Vanguard and the parent of the General Partner, for $300 million in cash and approximately 3.14 million Vanguard common units (the “Vanguard Acquisition”).  The transaction closed on December 31, 2010.  Denbury sold its interest in the entity which owns 100 percent of the General Partner and approximately 20.9 million ENP common units, or approximately 46.1 percent of ENP’s outstanding common units.  The Vanguard Acquisition did not impact the accompanying Consolidated Financial Statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less.  On a bank-by-bank basis and considering legal right of offset, cash accounts that are overdrawn are reclassified to current liabilities and any change in cash overdrafts is included in “Other” in the “Financing activities” section of ENP’s Consolidated Statements of Cash Flows.

The following table sets forth supplemental disclosures of cash flow information for the periods indicated:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Cash paid during the period for:
Interest	$9,253	$9,761	$6,614
Income taxes	178	297	-
Non-cash investing and financing activities:
Issuance of common units in connection with acquisition of
net profits interest in certain Crockett County properties (a)	-	-	5,748
Issuance of common units in connection with acquisition of the
Permian and Williston Basin Assets (a)	-	-	125,027

______________
(a)	Please read “Note 3. Acquisitions” for additional discussion.

Accounts Receivable

Trade accounts receivable, which are primarily from oil and natural gas sales, are recorded at the invoiced amount and do not bear interest.  ENP routinely reviews outstanding accounts receivable balances and assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered.  Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted.  At December 31, 2010 and 2009, ENP had no allowance for doubtful accounts.

Properties and Equipment

Oil and Natural Gas Properties. ENP uses the successful efforts method of accounting for its oil and natural gas properties.  ENP applies the provisions of the “Financial Accounting and Reporting by Oil and Gas Producing Companies” topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASC”).  Under this method, all costs associated with productive and nonproductive development wells are capitalized.  Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred.  Costs associated with drilling exploratory wells are initially capitalized pending determination of whether the well is economically productive or nonproductive.

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

Significant tangible equipment added or replaced that extends the useful or productive life of the property is capitalized.  Costs to construct facilities or increase the productive capacity from existing reservoirs are capitalized.  Capitalized costs are amortized on a unit-of-production basis over the remaining life of proved developed reserves or total proved reserves, as applicable.  Natural gas volumes are converted to barrels of oil equivalent (“BOE”) at the rate of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of oil.  This convention is not an equivalent price basis and there may be a large difference in value between an equivalent volume of oil versus an equivalent volume of natural gas.

The costs of retired, sold, or abandoned properties that constitute part of an amortization base are charged or credited, net of proceeds received, to accumulated DD&A.

Independent petroleum engineers estimate ENP’s reserves annually on December 31.  This results in a new DD&A rate which ENP uses for the preceding fourth quarter after adjusting for fourth quarter production.  ENP internally estimates reserve additions and reclassifications of reserves from proved undeveloped to proved developed at the end of the first, second, and third quarters for use in determining a DD&A rate for the respective quarter.

ENP applies the provisions of the “Accounting for the Impairment or Disposal of Long-Lived Assets” topic of the FASC, which requires us to assess the need for an impairment of long-lived assets to be held and used, including proved oil and natural gas properties, whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent the asset’s carrying value exceeds its fair value.  Expected future net cash flows are based on existing proved reserves (and appropriately risk-adjusted probable reserves), forecasted production information, and management’s outlook of future commodity prices.  Any impairment charge incurred is expensed and reduces the net basis in the asset.  Management aggregates proved property for impairment testing the same way as for calculating DD&A.  The price assumptions used to calculate undiscounted cash flows is based on judgment.  ENP uses prices consistent with the prices it believes a market participant would use in bidding on acquisitions and/or assessing capital projects.  These price assumptions are critical to the impairment analysis as lower prices could trigger impairment.

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

Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	December 31,
	2010	2009
	(in thousands)
Proved leasehold costs	$609,910	$609,692
Wells and related equipment - Completed	248,017	241,953
Wells and related equipment - In process	72	188
Total proved properties	$857,999	$851,833

Other Property and Equipment.  Other property and equipment is carried at cost.  Depreciation is expensed on a straight-line basis over estimated useful lives, which range from three to seven years.  Gains or losses from the disposal of other property and equipment are recognized in the period realized and included in “Other” in the accompanying Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

ENP accounts for goodwill and other intangible assets under the provisions of the “Goodwill and Other Intangible Assets” topic of the FASC.  Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations.  Goodwill is tested for impairment annually on December 31 or whenever indicators of impairment exist.  The goodwill test is performed at the reporting unit level.  ENP has determined that it has only one reporting unit, which is oil and natural gas production in the United States.  If indicators of impairment are determined to exist, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value.

ENP utilizes both a market capitalization and an income approach to determine the fair value of its reporting unit.  The primary component of the income approach is the estimated discounted future net cash flows expected to be recovered from the reporting unit’s oil and natural gas properties.  ENP’s analysis concluded that there was no impairment of goodwill as of December 31, 2010.  Significant decreases in the prices of oil and natural gas or significant negative reserve adjustments from the December 31, 2010 assessment could change ENP’s estimates of the fair value of its reporting units and could result in an impairment charge.

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

ENP is a party to a contract allowing it to purchase a certain amount of natural gas at a below market price for use as field fuel.  As of December 31, 2010, the gross carrying value of this contact was $4.2 million and accumulated amortization was $1.2 million.  During each of the years ended December 31, 2010, 2009, and 2008 ENP recorded approximately $0.3 million of amortization expense related to this contract.  The net carrying value is shown as “Other intangibles, net” on the accompanying Consolidated Balance Sheets and is being amortized on a straight-line basis through November 2020.  ENP expects to recognize $0.3 million of amortization expense during each of the next five years related to this contract.

Asset Retirement Obligations

ENP applies the provisions of the “Accounting for Asset Retirement Obligation” topic of the FASC, which requires it to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred.  For oil and natural gas properties, this is the period in which the property is acquired or a new well is drilled.  An amount equal to and offsetting the liability is capitalized as part of the carrying amount of ENP’s oil and natural gas properties.  The liability is recorded at its discounted risk adjusted fair value and then accreted each period until it is settled or the asset is sold, at which time the liability is reversed.  Estimates are based on historical experience in plugging and abandoning wells and estimated remaining field life based on reserve estimates.  Please read “Note 5. Asset Retirement Obligations” for additional information.

Unit-Based Compensation

ENP does not have any employees.  However, the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”) allows for the grant of unit awards and unit-based awards for employees, consultants, and directors of Vanguard, the General Partner, and any of their affiliates that perform services for ENP.  ENP accounts for unit-based compensation according to the provisions of the “Share-Based Payment” topic of the FASC, which requires the recognition of compensation expense for unit-based awards over the requisite service period in an amount equal to the grant date fair value of the awards.  Please read “Note 9.  Unit-Based Compensation Plans” for additional discussion of ENP’s unit-based compensation plans.

Segment Reporting

ENP operates in only one industry: the oil and natural gas exploration and production industry in the United States.  All revenues are derived from customers located in the United States.

Major Customers / Concentration of Credit Risk

The following purchasers accounted for 10 percent or greater of the sales of production for the period indicated:

	Percentage of Total Sales of Production for the Year Ended December 31,
Purchaser	2010	2009	2008
Marathon Oil Corporation	30%	43%	19%
ConocoPhillips	(a)	(a)	17%
Tesoro Refining & Marketing Co	10%	(a)	15%

(a)	Less than 10 percent for the period indicated.

Income Taxes

ENP is treated as a partnership for federal and state income tax purposes with each partner being separately taxed on his share of ENP’s taxable income.  Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements.  However, the portion of ENP’s operations that is located in Texas is subject to an entity-level tax, the Texas margin tax, at an effective rate of up to 0.7 percent of income that is apportioned to Texas.  Deferred tax assets and liabilities are recognized for future Texas margin tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective Texas margin tax bases.  Such amounts are immaterial to ENP.

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

ENP performs a periodic evaluation of tax positions to review the appropriate recognition threshold for each tax position recognized in its consolidated financial statements.  As of December 31, 2010 and 2009, all of ENP’s tax positions met the “more-likely-than-not” threshold.  As a result, no additional tax expense, interest, or penalties have been accrued.

Oil and Natural Gas Revenue Recognition

Oil and natural gas revenues are recognized as oil and natural gas is produced and sold, net of royalties.  Royalties and severance taxes are incurred based upon the actual price received from the sales.  To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Accounts receivable – trade” in the accompanying Consolidated Balance Sheets.  Natural gas revenues are reduced by any processing and other fees incurred except for transportation costs paid to third parties, which are recorded as “Production taxes and marketing” in the accompanying Consolidated Statements of Operations.  Natural gas revenues are recorded using the sales method of accounting whereby revenue is recognized based on actual sales of natural gas rather than ENP’s proportionate share of natural gas production.  If ENP’s overproduced imbalance position (i.e., ENP has cumulatively been over-allocated production) is greater than ENP’s share of remaining reserves, a liability is recorded for the excess at period-end prices unless a different price is specified in the contract in which case that price is used.  Revenue is not recognized for the production in tanks, oil marketed on behalf of joint owners in ENP’s properties, or oil in pipelines that has not been delivered to the purchaser.

Natural gas imbalances at December 31, 2010 and 2009 were 28,370 million British thermal units (“MMBtu”) and 15,139 MMBtu, respectively, over-delivered to ENP, the value of which was approximately $0.1 million and $0.1 million, respectively.

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

Marketing revenues includes the sales of oil and natural gas purchased from third parties, as well as pipeline tariffs charged for transportation volumes through ENP’s pipelines.  Marketing revenues derived from sales of oil or natural gas purchased from third parties are recognized when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.  As ENP takes title to the oil and natural gas and has risks and rewards of ownership, these transactions are presented gross in the accompanying Consolidated Statements of Operations, unless they meet the criteria for netting as outlined in the “Accounting for Purchases and Sales of Inventory with the Same Counterparty” topic of the FASC.

Shipping Costs

Shipping costs in the form of pipeline fees and trucking costs paid to third parties are incurred to transport oil and natural gas production from certain properties to a different market location for ultimate sale.  These costs are included in “Production taxes and marketing,” in the accompanying Consolidated Statements of Operations.

Derivatives

ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production.  These arrangements are structured to reduce ENP’s exposure to commodity price decreases, but they can also limit the benefit ENP might otherwise receive from commodity price increases.  ENP’s risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions, all of which are lenders underwriting ENP’s revolving credit facility.  ENP also uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation.

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

ENP elected to designate its outstanding interest rate swaps as cash flow hedges through December 31, 2010.  The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings.  Any ineffective portion of the mark-to-market gain or loss is recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.  Effective January 1, 2011, ENP elected to de-designate its outstanding interest rate swaps as cash flow hedges and therefore, will begin to recognize changes in the fair market value of its interest rate swaps in the Consolidated Statement of Operations beginning in 2011.

ENP elected not to designate its current portfolio of commodity derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.

Earnings Per Unit

ENP’s net income (loss) is allocated to partners equity accounts in accordance with the provisions of the partnership agreement.  For purposes of calculating earnings per unit, ENP allocates net income (loss) to its limited partners and participating securities, including general partner units, each quarter under the provisions of the “Earnings Per Share” topic of the FASC, which requires earnings per unit to be calculated using the two-class method.  Under the two-class method of calculating earnings per unit, earnings are allocated to participating securities as if all the earnings for the period had been distributed.  A participating security is any security that may participate in distributions with common units.  For purposes of calculating earnings per unit, general partner units, unvested phantom units, and unvested management incentive units are considered participating securities.  Net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average common units outstanding.  Please read “Note 8.  Earnings Per Unit” for additional discussion.

Comprehensive Income (Loss)

ENP has elected to show comprehensive income (loss) as part of its Consolidated Statements of Partners’ Equity and Comprehensive Income (Loss) rather than in its Consolidated Statements of Operations or in a separate statement.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.  On the accompanying Consolidated Statements of Operations, natural gas liquids revenues were reclassed from “Natural gas revenues” to “Oil revenues,” marketing expenses were reclassed to “Production taxes and marketing”, ad valorem taxes were reclassed to “Lease operating”, and transportation expenses were reclassed to “Production taxes and marketing.”

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

Note 3.                      Acquisitions
Rockies and Permian Basin Assets

In August 2009, ENP acquired certain oil and natural gas properties and related assets in the Big Horn Basin in Wyoming, the Permian Basin in West Texas and New Mexico, and the Williston Basin in Montana and North Dakota (the “Rockies and Permian Basin Assets”) from Encore Operating, L.P. (“Encore Operating”), at the time a wholly owned subsidiary of EAC, for approximately $179.6 million in cash, which was financed through borrowings under ENP’s revolving credit facility and proceeds from the issuance of ENP common units to the public.

Williston Basin Assets

In June 2009, ENP acquired certain oil and natural gas properties and related assets in the Williston Basin in North Dakota and Montana (the “Williston Basin Assets”) from Encore Operating for approximately $25.2 million in cash, which was financed through borrowings under ENP’s revolving credit facility and proceeds from the issuance of ENP common units to the public.

Vinegarone Assets

In May 2009, ENP acquired certain natural gas properties in the Vinegarone Field in Val Verde County, Texas (the “Vinegarone Assets”) from an independent energy company for approximately $27.5 million in cash, which was financed through proceeds from the issuance of ENP common units to the public.

Arkoma Basin Assets

In January 2009, ENP acquired certain oil and natural gas properties and related assets in the Arkoma Basin in Arkansas and royalty interest properties primarily in Oklahoma, as well as 10,300 unleased mineral acres (the “Arkoma Basin Assets”) from Encore Operating for approximately $46.4 million in cash, which was financed through borrowings under ENP’s revolving credit facility.

Permian and Williston Basin Assets

In February 2008, ENP acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas and in the Williston Basin in North Dakota (the “Permian and Williston Basin Assets”) from Encore Operating for approximately $125.0 million in cash and 6,884,776 ENP common units, which were valued at approximately $125.0 million at the time of the acquisition.  However, no accounting value was ascribed to the common units as the cash consideration exceeded Encore Operating’s carrying value of the properties.  The cash portion of the purchase price was financed through borrowings under ENP’s revolving credit facility.

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

Leases

ENP leases equipment that have non-cancelable lease terms in excess of one year.  The following table summarizes by year the remaining non-cancelable future payments under these operating leases as of December 31, 2010 (in thousands):

2011	$687
2012	515
2013	-
2014	-
2015	-
Thereafter	-
$1,202

ENP’s operating lease rental expense was approximately $1.3 million, $1.1 million, and $1.0 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Note 5. Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in ENP’s asset retirement obligations for the periods indicated:

	Year Ended December 31,
	2010	2009
	(in thousands)
Future abandonment liability at January 1	$13,130	$12,376
Acquisition of properties	-	67
Wells drilled	-	22
Accretion of discount	736	709
Plugging and abandonment costs incurred	(254)	(164)
Revision of previous estimates	226	120
Future abandonment liability at December 31	$13,838	$13,130

As of December 31, 2010, $13.1 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.7 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheet.  Approximately $5.1 million of the long-term future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant.

Note 6. Long-Term Debt

Revolving Credit Facility

ENP is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “Credit Agreement”).  The Credit Agreement matures on March 7, 2012.  Any outstanding borrowings under the Credit Agreement will become a current liability in March 2011.  ENP is currently evaluating our options including letting any outstanding borrowings under the Credit Agreement if a merger with Vanguard is imminent, extending the term of the Credit Agreement, or refinancing under a new revolving credit facility.  Based on discussions with banks, all options are currently viable.

In November 2009, ENP amended the Credit Agreement, which amendment was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger not being treated as a “Change of Control” under the Credit Agreement.  Denbury paid a fee of approximately $0.9 million for this bank waiver and did not seek reimbursement from ENP for this payment.  As such, the $0.9 million paid by Denbury is reflected as a capital contribution to ENP by Denbury in its then capacity as the parent of the General Partner and is included in “General and administrative expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 as a non-cash expense.

In December 2010, ENP amended the Credit Agreement to, among other things, amend the definition of “Change of Control” to eliminate references to the “Selling Parties” and include change of control triggers upon (1) the failure of Vanguard to continue to control the General Partner, (2) the acquisition by any person or group, directly or indirectly, of equity interests representing more than 35% of the total voting power in Vanguard, or (3) the occupation of a majority of the seats on the board of managers of Vanguard by persons who were neither (x) nominated by the board of managers of Vanguard nor (y) appointed by managers so nominated.  This amendment also modifies the covenant governing transactions with affiliates to eliminate all references to the “Selling Parties” and instead reference transactions with Vanguard, VNG, and their subsidiaries.

The Credit Agreement provides for revolving credit loans to be made to ENP from time to time and letters of credit to be issued from time to time for the account of ENP or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $475 million.  Availability under the Credit Agreement is subject to a borrowing base of $375 million, which is redetermined semi-annually and upon requested special redeterminations.  On December 31, 2010, there were $234 million of outstanding borrowings and $141 million of borrowing capacity under the Credit Agreement.

ENP incurs a quarterly commitment fee at a rate of 0.5 percent per year on the unused portion of the Credit Agreement.

Obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of ENP’s proved oil and natural gas reserves and in the equity interests of its restricted subsidiaries.  In addition, obligations under the Credit Agreement are guaranteed by ENP’s restricted subsidiaries.  Obligations under the Credit Agreement are non-recourse to Vanguard and its restricted subsidiaries.

Loans under the Credit Agreement are subject to varying rates of interest based on (1) outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan.  Eurodollar loans under the Credit Agreement bear interest at the Eurodollar rate plus the applicable margin indicated in the following table, and base rate loans under the Credit Agreement bear interest at the base rate plus the applicable margin indicated in the following table:

Ratio of Outstanding Borrowings to Borrowing Base	Applicable Margin for	Applicable Margin for
	Eurodollar Loans	Base Rate Loans
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%

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

The Credit Agreement contains covenants including, among others, the following:

•	a prohibition against incurring debt, subject to permitted exceptions;
•	a prohibition against purchasing or redeeming capital stock, or prepaying indebtedness, subject to permitted exceptions;
•	a restriction on creating liens on ENP’s assets and the assets of its restricted subsidiaries, subject to permitted exceptions;
•	restrictions on merging and selling assets outside the ordinary course of business;
•	restrictions on use of proceeds, investments, transactions with affiliates, or change of principal business;
•	a provision limiting oil and natural gas hedging transactions (other than puts) to a volume not exceeding 75 percent of anticipated production from proved producing reserves;
•	a requirement that ENP maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0;
•
a requirement that ENP maintain a ratio of consolidated EBITDA, as defined in the Credit Agreement, to the sum of consolidated net interest expense plus letter of credit fees of not less than 2.5 to 1.0; and

•	a requirement that ENP maintain a ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined in the Credit Agreement, of not more than 3.5 to 1.0.

As of December 31, 2010, ENP were in compliance with all covenants of the Credit Agreement.

The Credit Agreement contains customary events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

Long-Term Debt Maturities

The following table shows ENP’s long-term debt maturities as of December 31, 2010:

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Credit Agreement	$234,000	$-	$234,000	$-	$-	$-	$-

During the years ended December 31, 2010, 2009, and 2008, the weighted average interest rate for total indebtedness was 5.3 percent, 5.0 percent, and 4.8 percent, respectively.

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

The following table provides information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per		Total
	Declared	Common Unit	Date Paid	Distribution
2010				(in thousands)
Quarter ended December 31	1/27/2011	$0.5000	2/14/2011	$22,923
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010	22,923
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010	22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010	22,923
2009
Quarter ended December 31	1/25/2010	$0.5375	2/12/2010	24,642
Quarter ended September 30	10/26/2009	$0.5375	11/13/2009	24,642
Quarter ended June 30	7/27/2009	$0.5125	8/14/2009	23,481
Quarter ended March 31	4/27/2009	$0.5000	5/15/2009	16,813
2008
Quarter ended December 31	1/26/2009	$0.5000	2/13/2009	16,813
Quarter ended September 30	11/7/2008	$0.6600	11/14/2008	22,191
Quarter ended June 30	8/11/2008	$0.6881	8/14/2008	23,119
Quarter ended March 31	5/9/2008	$0.5755	5/15/2008	19,316
2007
Quarter ended December 31	2/6/2008	$0.3875	2/14/2008	9,843

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

Note 8. Earnings Per Unit

The following table reflects the allocation of net income (loss) to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per unit amounts)
Net income (loss)	$32,070	$(40,329)	$220,756
Less: net income for pre-partnership operations of
assets acquired from affiliates	-	(176)	(51,640)
Net income (loss) attributable to unitholders	$32,070	$(40,505)	$169,116

Numerator:
Numerator for basic earnings per unit:
Net income (loss) attributable to unitholders	$32,070	$(40,505)	$169,116
Less: distributions earned by participating securities	(1,010)	(1,054)	(4,498)
Plus: cash distributions in excess of (less than) income allocated
to the general partner	662	1,646	(1,548)
Net income (loss) allocated to limited partners	31,722	(39,913)	163,070
Plus: income allocated to dilutive participating securities	-	-	3,398
Net income (loss) allocated to limited partners	$31,722	$(39,913)	$166,468

Denominator:
Denominator for basic earnings per unit:
Weighted average common units outstanding	45,331	39,366	30,568
Effect of dilutive management incentive units	-	-	1,367
Effect of dilutive phantom units (a)	6	-	3
Denominator for diluted earnings per unit	45,337	39,366	31,938

Net income (loss) per common unit:
Basic	$0.70	$(1.01)	$5.33
Diluted	$0.70	$(1.01)	$5.21
_________
(a)
For the year ended December 31, 2009, 56,250 phantom units were outstanding but were excluded from the diluted earnings per unit calculations because their effect would have been antidilutive.  Please read “Note 9. Unit-Based Compensation Plans” for additional discussion of phantom units.

Note 9. Unit-Based Compensation Plans

Management Incentive Units

In May 2007, the board of directors of the General Partner issued 550,000 management incentive units to certain executive officers of the General Partner.  During 2008, the management incentive units became convertible into ENP common units, at the option of the holder, at a ratio of one management incentive unit to approximately 3.1186 ENP common units, and all 550,000 management incentive units were converted into 1,715,205 ENP common units.

The fair value of the management incentive units was estimated on the date of grant using a discounted dividend model.  During 2008, ENP recognized non-cash unit-based compensation expense for the management incentive units of approximately $4.8 million, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.  There have been no additional issuances of management incentive units.

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

The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000.  As of December 31, 2010, there were 1,075,000 common units available for issuance under the LTIP.

Phantom Units.  As a result of the change of control of the General Partner in conjunction with the Merger of EAC with and into Denbury, all 56,250 of ENP’s outstanding phantom units vested and were settled in an equal number of ENP’s common units.  The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense during March 2010.  The fair value of these phantom units was approximately $1.2 million on the date of the Merger.  During the year  ended December 31, 2010, 2009, and 2008, ENP recognized non-cash unit-based compensation expense related to phantom units of approximately $0.7 million (upon closing of the Merger on March 9, 2010), $0.4 million, and $0.3 million, respectively, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.  As of December 31, 2010, there were no outstanding phantom units.

During 2009 and 2008, ENP issued 25,000 and 30,000, respectively, phantom units to members of the General Partner’s board of directors, the vesting of which is dependent only on the passage of time and continuation as a board member.  During 2009 and 2008, there were 12,500 and 6,250, respectively, phantom units that vested, the total fair value of which was $0.2 million and $0.1 million, respectively.

Note 10.  Fair Value Measurements

The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	December 31,
	2010		2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(in thousands)
Assets:
Cash and cash equivalents	$1,380	$1,380	$1,754	$1,754
Accounts receivable - trade	22,795	22,795	24,543	24,543
Accounts receivable - affiliate	-	-	8,213	8,213
Commodity derivative contracts	15,682	15,682	26,304	26,304
Liabilities:
Accounts payable - trade	2,103	2,103	577	577
Accounts payable - affiliate	98	98	2,780	2,780
Credit Agreement	234,000	232,517	255,000	252,047
Commodity derivative contracts	35,011	35,011	19,547	19,547
Interest rate swaps	1,442	1,442	3,669	3,669

The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The book value of the Credit Agreement approximates fair value as the interest rate is variable; however, ENP adjusted the estimated fair value for its estimated nonperformance risk of approximately $1.5 million and $3.0 million at December 31, 2010 and 2009, respectively.  The nonperformance risk was determined using industry credit default swaps.  Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.

Commodity Derivative Contracts

Historically, ENP has managed commodity price risk with swap contracts, put contracts, collars, and floor spreads.  Swap contracts provide a fixed price for a notional amount of sales volumes.  Put contracts provide a fixed floor price on a notional amount of sales volumes while allowing full price participation if the relevant index price closes above the floor price.  Collars provide a floor price for a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price.

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

The following tables summarize ENP’s open commodity derivative contracts as of December 31, 2010:

Oil Derivative Contracts

	Average	Weighted	Average	Weighted	Average	Weighted
	Daily	Average	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Cap	Cap	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Volume	Price	Value
	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(Bbl)	(per Bbl)	(in thousands)
2011							$(8,343)
	1,880	$80.00	1,440	$95.41	425	$87.10
	1,000	70.00	-	-	760	78.46
	760	65.00	-	-	250	69.65
2012							(13,806)
	750	70.00	500	82.05	1,290	87.60
	1,510	65.00	250	79.25	1,300	76.54
2013							(4,944)
	-	-	-	-	3,550	88.95
2014							(3,813)
	-	-	-	-	3,200	88.95
							$(30,906)

Natural Gas Derivative Contracts

	Average	Weighted	Average	Weighted	Asset
	Daily	Average	Daily	Average	(Liability)
	Floor	Floor	Swap	Swap	Fair Market
Period	Volume	Price	Volume	Price	Value
	(Mcf)	(per Mcf)	(Mcf)	(per Mcf)	(in thousands)
2011					$8,633
	3,398	$6.31	7,952	$6.36
	-	-	550	5.86
	-	-	1,700	4.71
2012					3,600
	898	6.76	5,452	6.26
	-	-	2,050	5.26
	-	-	1,700	4.71
2013					(656)
	-	-	6,500	5.21
	-	-	1,700	4.71
					$11,577

Counterparty Risk.  At December 31, 2010, ENP had committed 10 percent or greater (in terms of fair market value) of either its oil or natural gas derivative contracts in asset positions to the following counterparties:

	Fair Market Value of	Fair Market Value of
	Oil Derivative	Natural Gas Derivative
	Contracts	Contracts
Counterparty	Committed	Committed
	(in thousands)
BNP Paribas	$1,166	$2,552
Calyon	986	6,466
Royal Bank of Canada	1,079	3,605

In order to mitigate the credit risk of financial instruments, ENP enters into master netting agreements with certain counterparties.  The master netting agreement is a standardized, bilateral contract between a given counterparty and ENP.  Instead of treating each financial transaction between the counterparty and ENP separately, the master netting agreement enables the counterparty and ENP to aggregate all financial trades and treat them as a single agreement.  This arrangement is intended to benefit ENP in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces ENP’s credit exposure to a given counterparty in the event of close-out.  ENP’s accounting policy is to not offset fair value amounts for derivative instruments in the accompanying Consolidated Balance Sheets.

Interest Rate Swaps

ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under the Credit Agreement to a weighted average fixed rate.  The following table summarizes ENP’s open interest rate swaps as of December 31, 2010, all of which were entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
Jan. 2011	$50,000	3.1610%	1-month LIBOR
Jan. 2011	25,000	2.9650%	1-month LIBOR
Jan. 2011	25,000	2.9613%	1-month LIBOR
Jan. 2011 - Mar. 2012	50,000	2.4200%	1-month LIBOR

During the years ended December 31, 2010, 2009, and 2008, settlements of interest rate swaps increased ENP’s interest expense by approximately $3.9 million, $3.8 million, and $0.2 million, respectively.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Ineffectiveness on interest rate swaps	$5	$2	$372
Mark-to-market loss (gain)	16,271	94,438	(101,595)
Premium amortization	9,816	23,245	8,936
Receipts, net of settlements	(11,946)	(70,221)	(4,593)
Total derivative fair value loss (gain)	$14,146	$47,464	$(96,880)

Effective January 1, 2011, ENP elected to de-designate its outstanding interest rate swaps as cash flow hedges and therefore, will begin to recognize changes in the fair market value of its interest rate swaps in the Consolidated Statement of Operations beginning in 2011.

Accumulated Other Comprehensive Loss

At December 31, 2010 and 2009, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, net of tax, on ENP’s interest rate swaps of $1.2 million and $3.4 million, respectively.  During the twelve months ended December 31, 2011, ENP expects to reclassify $1.2 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to interest expense.  The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheet due to the fluctuation of interest rates.

Tabular Disclosures of Fair Value Measurements

The following table summarizes the fair value of ENP’s derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives not designated as hedges
Commodity derivative contracts	Derivatives - current	$10,196	$12,881	Derivatives - current	$9,906	$6,393
Commodity derivative contracts	Derivatives - noncurrent	5,486	13,423	Derivatives - noncurrent	25,105	13,154
Total derivatives not designated as hedges		$15,682	$26,304		$35,011	$19,547

Derivatives designated as hedges
Interest rate swaps	Derivatives - current	$-	$-	Derivatives - current	$1,216	$3,421
Interest rate swaps	Derivatives - noncurrent	-	-	Derivatives - noncurrent	226	248
Total derivatives designated as hedges		$-	$-		$1,442	$3,669
Total derivatives		$15,682	$26,304		$36,453	$23,216

The following table summarizes the effect of derivative instruments not designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

		Amount of Loss (Gain) Recognized In Income
	Location of Loss (Gain)	Year ended December 31,
Derivatives Not Designated as Hedges	Recognized In Income	2010	2009	2008
Commodity derivative contracts	Derivative fair value loss (gain)	$14,141	$47,462	$(97,252)

The following tables summarize the effect of derivative instruments designated as hedges on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Amount of Loss Recognized in
	Accumulated OCI (Effective Portion)
	Year ended December 31,
Derivatives Designated as Hedges	2010	2009	2008
Interest rate swaps	$1,693	$2,946	$4,505

	Amount of Loss Reclassified from Accumulated
	OCI into Income (Effective Portion)
Location of Loss Reclassified from Accumulated	Year ended December 31,
OCI into Income (Effective Portion)	2010	2009	2008
Interest expense	$3,918	$3,785	$246

	Amount of Loss Recognized
	In Income as Ineffective
	Year ended December 31,
Location of Loss Recognized in Income as Ineffective	2010	2009	2008
Derivative fair value loss (gain)	$5	$2	$372

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

•
Level 3 – ENP’s oil and natural gas calls, puts, and short puts are average value options, which are not exchange–traded contracts.  Settlement is determined by the average underlying price over a predetermined period of time.  ENP uses both observable and unobservable inputs in a Black-Scholes valuation model to determine fair value.  Accordingly, these derivative instruments are classified within the Level 3 valuation hierarchy.  The observable inputs of ENP’s valuation model include: (1) current market and contractual prices for the underlying instruments; (2) quoted forward prices for oil and natural gas; and (3) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract.  The unobservable input of ENP’s valuation model is volatility.  The implied volatilities for ENP’s calls, puts, and short puts with comparable strike prices are based on the settlement values from certain exchange-traded contracts.  The implied volatilities for calls, puts, and short puts where there are no exchange-traded contracts with the same strike price are extrapolated from exchange-traded implied volatilities by an independent party.

ENP adjusts the valuations from the valuation model for nonperformance risk, using management’s estimate of the counterparty’s credit quality for asset positions and ENP’s credit quality for liability positions.  ENP uses multiple sources of third-party credit data in determining counterparty nonperformance risk, including credit default swaps.

The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Asset (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts - swaps	$(27,240)	$-	$(27,240)	$-
Oil derivative contracts - floors and caps	(3,666)	-	-	(3,666)
Natural gas derivative contracts - swaps	8,510	-	8,510	-
Natural gas derivative contracts - floors and caps	3,067	-	-	3,067
Interest rate swaps	(1,442)	-	(1,442)	-
Total	$(20,771)	$-	$(20,172)	$(599)

The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the year ended December 31, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2010	$8,585	$8,528	$17,113
Total gains (losses):
Included in earnings	(12,654)	4,859	(7,795)
Settlements	403	(10,320)	(9,917)
Balance at December 31, 2010	$(3,666)	$3,067	$(599)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$(12,654)	$4,859	$(7,795)

Since ENP does not use hedge accounting for its commodity derivative contracts, all gains and losses on its Level 3 assets and liabilities are included in “Derivative fair value loss (gain)” in the accompanying Consolidated Statements of Operations.

All fair values have been adjusted for nonperformance risk resulting in a decrease of the net commodity derivative asset of approximately $0.1 million as of December 31, 2010.  For commodity derivative contracts which are in an asset position, ENP uses the counterparty’s credit default swap rating.  For commodity derivative contracts which are in a liability position, ENP uses the average credit default swap rating of its peer companies as ENP does not have its own credit default swap rating.

Note 11. Related Party Transactions

Administrative Services Agreement

ENP does not have any employees.  The employees supporting the operations of ENP were: the employees of EAC prior to March 2010, the employees of Denbury from March 2010 to December 31, 2010, and became the employees of VNG pursuant to the Vanguard Acquisition on December 31, 2010.  During 2010, Encore Operating provided administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement.  In addition, Encore Operating provided all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP.  Encore Operating was not liable to ENP for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.  On December 31, 2010, duties under the administrative services agreement were assigned to VNG pursuant to the Vanguard Acquisition.

Encore Operating initially received an administrative fee of $1.75 per BOE of ENP’s production for such services.  From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of ENP’s production.  From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of ENP’s production.  Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of ENP’s production.  ENP also reimbursed Encore Operating for actual third-party expenses incurred on ENP’s behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG will receive the fees and reimbursements for services performed in 2011.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;
•
if ENP acquires additional assets, VNG may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of the General Partner upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by VNG and the General Partner, with the approval of the conflicts committee of the board of directors of the General Partner.

ENP reimburses the ultimate parent of the General Partner for any state, income, franchise, or similar tax incurred by it resulting from the inclusion of ENP in consolidated tax returns of the ultimate parent of the General Partner as required by applicable law.  The amount of any such reimbursement is limited to the tax that ENP would have incurred had it not been included in a combined group with the ultimate parent of the General Partner.

Administrative fees (including COPAS recovery) paid to Encore Operating pursuant to the administrative services agreement are included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations.  The reimbursements of actual third-party expenses incurred by Encore Operating on ENP’s behalf are included in “Lease operating expense” or “General and administrative expenses” in the accompanying Consolidated Statements of Operations based on the nature of the expense.  The following table illustrates amounts paid by ENP to Encore Operating pursuant to the administrative service agreement for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Administrative fees (including COPAS recovery)	$9,954	$5,693	$6,600
Third-party expenses	2,734	5,352	8,269

As of December 31, 2010, ENP had a payable to Vanguard of $0.1 million which is reflected as “Accounts payable – affiliate” in the accompanying Consolidated Balance Sheets.  As of December 31, 2009, ENP had a payable to EAC of $2.8 million which is reflected as “Accounts payable – affiliate” in the accompanying Consolidated Balance Sheets, and a receivable from EAC of $8.2 million which is reflected as “Accounts receivable – affiliate” in the accompanying Consolidated Balance Sheets.

Acquisitions

As previously discussed, ENP acquired from Encore Operating (1) the Permian and Williston Basin Assets in February 2008 for approximately $125.0 million in cash and the issuance of 6,884,776 ENP common units to Encore Operating, (2) the Arkoma Basin Assets in January 2009 for approximately $46.4 million in cash, (3) the Williston Basin Assets in June 2009 for approximately $25.2 million in cash, and (4) the Rockies and Permian Basin Assets in August 2009 for approximately $179.6 million in cash.  Prior to acquisition by ENP, these properties were owned by EAC and were not separate legal entities.

In addition to payroll-related expenses, EAC incurred general and administrative expenses related to leasing office space and other corporate overhead expenses during the period these properties were owned by EAC.  A portion of EAC’s consolidated general and administrative expenses was allocated to ENP and included in the accompanying Consolidated Statements of Operations based on the respective percentage of BOE produced by the properties in relation to the total BOE produced by EAC on a consolidated basis for the years ended December 31, 2009 and 2008.  A portion of EAC’s consolidated indirect lease operating overhead expenses was allocated to ENP included in the accompanying Consolidated Statements of Operations based on its share of EAC’s direct lease operating expense for the years ended December 31, 2009 and 2008.

Distributions

Each quarter, ENP pays cash distributions with respect to operations in the previous quarter on all of its outstanding units, including those common units held by the General Partner and its affiliates, and pays cash distributions to the General Partner based upon its general partner interest.  During the years ended December 31, 2010, 2009, and 2008, ENP distributed $93.4 million, $81.7 million, and $74.5, million, of which $43.7 million, $43.9 million, and $46.9 million, respectively, was paid to the General Partner and its affiliates.

Note 12. Subsequent Events

On January 27, 2011, the board of directors of the General Partner declared an ENP cash distribution for the fourth quarter of 2010 to unitholders of record as of the close of business on February 7, 2011 of $0.50 per unit or approximately $22.9 million of which $10.7 million is expected to be paid to the General Partner and its affiliates.  The distribution is expected to be paid to unitholders on or about February 14, 2011.

In January 2011, ENP issued 140,007 restricted units under the LTIP to Vanguard field employees performing services on ENP’s properties (grant was equal to one-year salary for each employee who received a grant).  These awards vest equally over a four-year period, but have distribution equivalent rights that provide the employees with a bonus equal to the distribution on unvested units.

Capitalized Costs and Costs Incurred Relating to Oil and Natural Gas Producing Activities

The capitalized cost of oil and natural gas properties was as follows as of the dates indicated:

	December 31,
	2010	2009
	(in thousands)
Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	$857,999	$851,833
Unproved properties	17	55
Accumulated depletion, depreciation, and amortization	(259,575)	(210,417)
	$598,441	$641,471

The following table summarizes costs incurred related to oil and natural gas properties for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Acquisitions:
Proved properties (a)	$280	$32,265	$5,940
Unproved properties	-	1	-
Total acquisitions	280	32,266	5,940

Development:
Drilling and exploitation (b)	5,919	7,197	31,450
Total development	5,919	7,197	31,450

Exploration:
Drilling and exploitation	110	1,088	8,104
Other	157	135	119
Total exploration	267	1,223	8,223

Total costs incurred	$6,466	$40,686	$45,613
______________
(a)	Includes asset retirement obligations incurred for acquisition activities of $66 thousand during the year ended December 31, 2009.
(b)	Includes asset retirement obligations incurred for development activities of $1 thousand, $23 thousand, and $29 thousand during the years ended December 31, 2010, 2009, and 2008, respectively.

Oil & Natural Gas Producing Activities - Unaudited

The estimates of ENP’s proved oil and natural gas reserves, which are located entirely within the United States, were prepared in accordance with rules and regulations established by the SEC.  Proved oil and natural gas reserve quantities are derived from estimates prepared by independent petroleum engineers.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  There can be no assurance that the proved reserves will be developed within the periods assumed or that prices and costs will remain constant.  Actual production may not equal the estimated amounts used in the preparation of reserve projections.  In accordance with SEC rules and regulations, estimates of future net cash flows from ENP’s properties as of December 31, 2010 and 2009, and the representative value thereof, were made using an unweighted average of the closing oil and natural gas prices for the applicable commodity on the first day of each month in the years ended December 31, 2010 and 2009, respectively, and are held constant throughout the life of the properties.  In accordance with past SEC rules and regulations, estimates of future net cash flows from ENP’s properties as of December 31, 2008, and the representative value thereof, were made using oil and natural gas prices in effect as of December 31, 2008 and were held constant throughout the life of the properties.  Prices used in estimating ENP’s future net cash flows were as follows:

	2010	2009	2008
Oil (per Bbl)	$79.43	$61.18	$44.60
Natural gas (per Mcf)	$4.45	$3.83	$5.62

Net future cash inflows have not been adjusted for commodity derivative contracts outstanding at the end of the year.  Future cash inflows are reduced by estimated production and development costs, which are based on year-end economic conditions and held constant throughout the life of the properties, estimated abandonment costs, net of salvage, and the estimated effect of future income taxes due to the Texas margin tax.  Future federal income taxes have not been deducted from future net revenues in the calculation of ENP’s standardized measure as each partner is separately taxed on his share of ENP’s taxable income.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures.  Oil and natural gas reserve engineering is and must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and estimates of other engineers might differ materially from those included herein.  The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities.  Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered.  Reserve estimates are integral to management’s analysis of impairment of oil and natural gas properties and the calculation of DD&A on these properties.

ENP’s estimated net quantities of proved oil and natural gas reserves were as follows as of the dates indicated:

	December 31,
	2010	2009	2008
Proved developed reserves:
Oil (MBbls)	25,815	26,341	24,769
Natural gas (MMcf)	66,998	78,379	70,462
Combined (MBOE)	36,981	39,404	36,513
Proved undeveloped reserves:
Oil (MBbls)	2,838	2,589	2,509
Natural gas (MMcf)	7,529	6,320	7,549
Combined (MBOE)	4,093	3,643	3,767
Proved reserves:
Oil (MBbls)	28,653	28,930	27,278
Natural gas (MMcf)	74,527	84,699	78,011
Combined (MBOE)	41,074	43,047	40,280

The changes in ENP’s proved reserves were as follows for the periods indicated:

		Natural	Oil
	Oil	Gas	Equivalent
	(MBbls)	(MMcf)	(MBOE)
Balance, December 31, 2007	35,228	83,238	49,101
Purchases of minerals-in-place	32	2,489	447
Extensions and discoveries	148	2,832	620
Revisions of previous estimates	(5,596)	(4,329)	(6,318)
Production	(2,534)	(6,219)	(3,570)
Balance, December 31, 2008	27,278	78,011	40,280
Purchases of minerals-in-place	-	18,837	3,140
Extensions and discoveries	2	1,112	187
Revisions of previous estimates	3,987	(7,164)	2,793
Production	(2,337)	(6,097)	(3,353)
Balance, December 31, 2009	28,930	84,699	43,047
Purchases of minerals-in-place	10	148	34
Extensions and discoveries	-	-	-
Revisions of previous estimates	1,940	(4,484)	1,193
Production	(2,227)	(5,836)	(3,200)
Balance, December 31, 2010	28,653	74,527	41,074

ENP’s standardized measure of discounted estimated future net cash flows was as follows as of the dates indicated:

	December 31,
	2010	2009	2008
	(in thousands)
Future cash inflows	$2,283,012	$1,879,504	$1,406,100
Future production costs	(815,139)	(819,352)	(706,589)
Future development costs	(51,755)	(46,852)	(50,540)
Future abandonment costs, net of salvage	(28,814)	(29,339)	(28,771)
Future income tax expense	(2,219)	(1,217)	(182)
Future net cash flows	1,385,085	982,744	620,018
10% annual discount	(689,507)	(488,243)	(293,396)
Standardized measure of discounted estimated
future net cash flows	$695,578	$494,501	$326,622

The changes in ENP’s standardized measure of discounted estimated future net cash flows were as follows for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net change in prices and production costs	$206,058	$153,083	$(660,592)
Purchases of minerals-in-place	619	19,136	5,856
Extensions, discoveries, and improved recovery	-	1,588	5,938
Revisions of previous quantity estimates	42,576	65,300	(60,036)
Production, net of production costs	(125,869)	(95,270)	(76,970)
Previously estimated development costs incurred
during the period	2,264	4,732	13,685
Accretion of discount	49,450	32,662	106,373
Change in estimated future development costs	(10,818)	(3,527)	(6,372)
Net change in income taxes	(490)	(457)	3,345
Change in timing and other	37,287	(9,368)	(68,329)
Net change in standardized measure	201,077	167,879	(737,102)
Standardized measure, beginning of year	494,501	326,622	1,063,724
Standardized measure, end of year	$695,578	$494,501	$326,622

Selected Quarterly Financial Data - Unaudited

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
2010
Revenues	$48,645	$44,859	$42,843	$47,398
Operating income (loss)	$20,773	$29,812	$5,562	$(10,962)
Net income (loss)	$17,413	$26,464	$2,441	$(14,248)

Net income (loss) allocation:
Limited partners' interest in net income (loss)	$17,221	$26,173	$2,419	$(14,091)
General partner's interest in net income (loss)	$192	$291	$22	$(157)

Net income (loss) per common unit:
Basic	$0.38	$0.58	$0.05	$(0.31)
Diluted	$0.38	$0.58	$0.05	$(0.31)

2009
Revenues	$26,299	$36,626	$41,032	$46,560
Operating income (loss)	$4,283	$(33,999)	$10,383	$(10,170)
Net income (loss)	$2,076	$(36,549)	$7,460	$(13,316)

Net income (loss) allocation:
Limited partners' interest in net income (loss)	$4,499	$(37,093)	$5,904	$(13,169)
General partner's interest in net income (loss)	$69	$(630)	$63	$(147)

Net income (loss) per common unit:
Basic	$0.14	$(1.08)	$0.13	$(0.29)
Diluted	$0.14	$(1.08)	$0.13	$(0.29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, our general partner’s management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our general partner’s management determined that we maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Encore Energy Partners GP LLC
and Unitholders of Encore Energy Partners LP:

We have audited Encore Energy Partners LP’s (the “Partnership”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Encore Energy Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Encore Energy Partners LP as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
February 28, 2011

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner manages our operations and activities.  All executive officers of our general partner are employees of Vanguard and devote time as needed to conduct our business and affairs.  Our general partner has a board of directors that oversees its management, operations, and activities.  The board of directors and executive officers of our general partner make all strategic decisions on our behalf.

VNG performs administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement.  For more information regarding the administrative services agreement, please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – Administrative Services Agreement.”

Our general partner is not elected by our unitholders nor subject to re-election on a regular basis.  Unitholders are also not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.  As owner of our general partner, Vanguard has the ability to elect all the members of the board of directors of our general partner.  Our general partner owes a fiduciary duty to our unitholders, although our partnership agreement limits such duties and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.  Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it.

Directors and Executive Officers of Our General Partner

The following table sets forth certain information regarding the members of the board of directors and the executive officers of our general partner.  Directors are elected for one-year terms by Vanguard.  The directors of our general partner hold office until the earlier of their death, resignation, removal, or disqualification or until their successors have been elected and qualified.  Officers of our general partner serve at the discretion of the board of directors of our general partner.

Name	Age	Position with Encore Energy Partners GP LLC
Scott W. Smith	52	President, Chief Executive Officer, and Director
Richard A. Robert	45	Executive Vice President, Chief Financial Officer, Secretary, and Director
Douglas Pence	49	Senior Vice President of Engineering and Director
W. Timothy Hauss	48	Operations Manager, and Director
David Baggett	49	Director
John E. Jackson	52	Director
Martin G. White	65	Director

Executive Officers

Scott W. Smith is President, Chief Executive Officer, and Director of our general partner.  Mr. Smith also serves as the President, Chief Executive Officer, and Director of Vanguard Natural Resources, LLC (NYSE: VNR) and has served as President and Chief Executive Officer since October 2006 and as Director since March 2008.  From July 2004 to October 2006, Mr. Smith served as the President of Ensource Energy Company, LLC during its tender offer for the units of the Eastern American Natural Gas Trust (NYSE:NGT).  He has over 25 years of experience in the energy industry, primarily in business development, marketing, and acquisition and divestiture of producing assets and exploration/exploitation projects in the energy sector.  Mr. Smith’s experience includes evaluating, structuring, negotiating and managing business and investment opportunities, including energy investments similar to our targeted investments totaling approximately $400 million as both board member and principal investor in Wiser Investment Company LLC, the largest shareholder in The Wiser Oil Company (NYSE:WZR) until its sale to Forest Oil Corporation (NYSE:FST) in June of 2004.  From June 2000 to June 2004, Mr. Smith served on the Board of Directors of The Wiser Oil Company. Mr. Smith was also a member of the executive committee of The Wiser Oil Company during this period. From January of 1998 to June of 1999, Mr. Smith was the co-manager of San Juan Partners, LLC, which established control of Burlington Resources Coal Seam Gas Trust (NYSE:BRU), which was subsequently sold to Dominion Resources, Inc.  We believe that Mr. Smith’s extensive energy industry background, particularly the three years he has spent serving as part of Vanguard’s executive management team, brings important experience and skill to the board.

Richard A. Robert is Executive Vice President, Chief Financial Officer, and Director of our general partner.  Mr. Robert is also the Executive Vice President, Chief Financial Officer and Secretary of Vanguard Natural Resources, LLC (NYSE: VNR) and has served in such capacities since January of 2007.  Prior to joining Vanguard, Mr. Robert was involved in a number of entrepreneurial ventures and provided financial and strategic planning services to a variety of energy-related companies since 2003.  He was Vice President of Finance for Enbridge US, Inc., a subsidiary of Enbridge Inc. (NYSE: ENB) a natural gas and oil pipeline company, after its acquisition of Midcoast Energy Resources, Inc. in 2001 where Mr. Robert was Chief Financial Officer and Treasurer.  He held these positions from 1996 through 2002 and was responsible for acquisition and divestiture analysis, capital formation, taxation and strategic planning, accounting and risk management, and investor relations.  Mr. Robert is a certified public accountant.  We believe that Mr. Robert’s extensive energy industry background, particularly the four years he has spent serving as part of Vanguard’s executive management team, brings important experience and skill to the board.

Douglas Pence is Senior Vice President of Operations and Director of our general partner.  Mr. Pence is also the Senior Vice President of Engineering of Vanguard Natural Resources, LLC (NYSE: VNR) and has served in such capacity since June of 2010.  Prior to joining Vanguard in 2007 as Vice President of Engineering, Mr. Pence was an Area Manager with Anadarko Petroleum Corporation (NYSE: APC) for 10 years supervising evaluation and exploitation projects in coalbed methane fields in Wyoming and conventional fields in East Texas and the Gulf of Mexico. Prior to joining Anadarko, Mr. Pence served as a reservoir engineer with Greenhill Petroleum Company from 1991 – 1997 with responsibility for properties in the Permian Basin, South Louisiana, and the Gulf of Mexico.  From 1983 – 1991, Mr. Pence served as reservoir engineer with Mobil with responsibility for properties in the Permian Basin.  We believe that Mr. Pence’s extensive energy industry background, particularly the four years he has spent serving as part of Vanguard’s executive management team, brings important experience and skill to the board.

Directors

 Scott W. Smith.  Please refer to page 92.

Richard A. Robert.  Please see above.

Douglas Pence Please see above.

W. Timothy Hauss has been a director of our general partner since December 2010.  Mr. Hauss is also Operations Manager at Vanguard Natural Resources, LLC (NYSE: VNR).  Prior to joining Vanguard, Mr. Hauss was the MLP Manager of our general partner.  Mr. Hauss has served in management and engineering capacities for Encore Acquisition Company over the past 8 years and has extensive knowledge of our assets.  From 2000–2003, Mr. Hauss was Sr. Reservoir Engineer at Kerr McGee Corporation working Gulf Coast and West Texas assets, along with business development functions.  Mr. Hauss began his career in 1988 with Mobil Oil in West Texas.  During his 12 years at Mobil, Mr. Hauss held engineering and supervisory positions in Mobil’s West Texas oil and gas fields.  Mr. Hauss also held business development and planning positions while at Mobil.  Mr. Hauss holds a Bachelor of Science in Petroleum Engineering and a Master of Science in Petroleum Engineering, both from Texas Tech University.  We believe Mr. Hauss brings to the board a valuable knowledge of our assets and operations due to his extensive background as the MLP manager of our general partner.

David Baggett has been a director of our general partner since September 2010 and is the Chairman of the Audit Committee and serves on the Conflicts Committee.  Mr. Baggett is the Founder and Managing Partner of Opportune LLP.  David has over 25 years of business experience, including six years as a partner with Deloitte & Touche and six years as a senior executive in the energy industry. Prior to founding Opportune, David was a partner with Deloitte & Touche in Houston, where he led the firm’s energy and valuations practices.  David was also in charge of the corporate finance group for the Southwest Region, where he led due diligence on several large acquisitions.  David left Deloitte to be the Senior Vice President and CFO of a publicly traded exploration and production company.  David previously has served on the boards of AMPAM, Genesis Energy, and ERCOT, the independent system operator for electrical markets in Texas.  We believe Mr. Baggett brings to the board a valuable knowledge of the energy industry in which we operate due to his extensive background as both an executive officer and director of a publicly held exploration and production company.

John E. Jackson has been a director of our general partner since February 2008.  Mr. Jackson is currently Chief Executive Officer of Spartan Terminals, a privately owned dry bulk storage and gas gathering company.  Previously he was Chairman, Chief Executive Officer and President of Price Gregory Services, Incorporated, a pipeline-related infrastructure service provider in North America.  Prior to that Mr. Jackson was President, Chief Executive Officer, and a director of Hanover Compressor Company from October 2004 until August 2007 when Hanover merged with Universal Compression Holdings, Inc. Mr. Jackson joined Hanover in January 2002 as Senior Vice President and Chief Financial Officer.  Previously, Mr. Jackson was Vice President and Chief Financial Officer of Duke Energy Field Services, a producer and marketer of natural gas liquids.  Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources.  Mr. Jackson is currently a director of Seitel Inc.  Mr. Jackson is also a director of the nonprofit, Prison Entrepreneurship Program.  We believe Mr. Jackson brings to the board a valuable knowledge of the energy industry in which we operate due to his extensive background as both an executive officer and director of a large publicly held energy service company.

Martin G. White has been a director of our general partner since September 2010 and also serves on the audit and conflict committees of the board.  He previously served on the board of the General Partner of Genesis Energy Partners (GEL) from March 2008 to March 2010 and also served on the audit and compensation committees of that board.  Previous board and audit committee experience also includes PW Eagle, Inc (Nasdaq PWE).  Mr. White retired in 2006 following a 36 year career with the Chemical Operations of Occidental Petroleum (OxyChem), most recently serving as Vice President of OxyChem's vinyls joint venture, OxyVinyls, LP, a position he held since the formation of the venture in 1999.  We believe Mr. White brings to the board a valuable knowledge of the energy industry in which we operate due to his extensive background as both an officer and director of a publicly held exploration and production company.

Director Independence

The board of directors of our general partner has seven members, all of whom are officers or employees of Vanguard and its affiliates, including our general partner, except Messrs. Baggett, Jackson, and White.  The board of directors of our general partner has determined that Messrs. Baggett, Jackson, and White are independent, as defined for purposes of the listing standards of the NYSE.  In making this determination, the board of directors of our general partner affirmatively determined that each independent director had no material relationship with Vanguard and its affiliates, including our general partner (either directly or as a partner, shareholder, or officer of an organization that has a relationship with Denbury and its affiliates, including our general partner), and that none of the express disqualifications contained in the NYSE rules applied to any of them.

The board of directors of our general partner has adopted categorical standards to assist it in making independence determinations.  However, the board of directors of our general partner considers all material relationships with each director in making its independence determinations.  A relationship falls within the categorical standards if it:

•
Is a type of relationship addressed in Item 404 of Regulation S-K under the Exchange Act or Section 303A.02(b) of the NYSE Listed Company Manual, but those rules neither require disclosure nor preclude a determination of independence; or

•
Consists of charitable contributions by Vanguard and its affiliates, including our general partner, to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2 percent of the organization’s gross revenue in any of the last three years.

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

Board Committees

As of February 28, 2011, the board of directors of our general partner had an audit committee and a conflicts committee.  The following table sets forth the membership on each committee:

Name	Audit	Conflicts
David Baggett	Chairman	Member
John E. Jackson	Member	Chairman
Martin G. White	Member	Member

In 2010, the Audit Committee held 5 meetings, the Conflicts Committee held 1 meeting, and the board of directors of our general partner held 8 meetings.  Each director attended at least 75 percent of all board and applicable committee meetings in 2010.

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

The board of directors of our general partner has determined that all members of the Audit Committee are independent under the listing standards of the NYSE and the rules of the SEC.  In addition, the board of directors of our general partner has determined that Mr. Baggett is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The charter of the Audit Committee is available free of charge on the “Corporate Governance” section of our website at www.encoreenp.com.

Conflicts Committee.  The Conflicts Committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest.  At the request of the board of directors of our general partner, the Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including Vanguard, and must meet the independence and experience standards established by the NYSE Listed Company Manual and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements.  Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach of our general partner of any duties it may owe us or our unitholders.

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

Executive Sessions of Non-Management Directors

Messrs. Baggett, Jackson, and White are non-management directors of our general partner and are independent under the listing standards of the NYSE.  The non-management directors meet in executive session without management participation at least three times per year.  The purpose of these executive sessions is to promote open and candid discussion among the non-management directors.  These meetings are chaired by the chairman of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of our general partner and holders of more than 10 percent of our common units to file reports with the SEC regarding their ownership and changes in ownership of our securities.  We believe that, during 2010, the directors and executive officers of our general partner and our 10 percent unitholders complied with all Section 16(a) filing requirements.  In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments thereto, provided to us and the written representations of the directors and executive officers of our general partner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not employ any of the persons responsible for managing our business, and we do not have a compensation committee.  Our general partner manages our operations and activities and its board of directors and officers make decisions on our behalf.  All of the executive officers of our general partner serve in the same capacities for Vanguard.  The compensation of Vanguard’s employees that perform services on our behalf (other than the long-term incentive plan benefits described below) are set by the compensation committee of, and paid for by, Vanguard.  We do not expect to pay any salaries or bonuses, or to make awards under our long-term incentive plan, to the named executive officers of our general partner.

Compensation Committee Report

Neither we nor our general partner has a compensation committee.  The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of Encore Energy Partners GP LLC:
Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, David Baggett, John E. Jackson, and Martin G. White

Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by, or paid to our general partner’s named executive officers for the periods indicated:

						Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings
Name and Title	Year	Salary	Cash Bonus	Stock Awards (a)	Option Awards			All Other Compensation	Total

Scott W. Smith	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
President and Chief Executive
Officer

Richard A. Robert	2010	-	-	-	-	-	-	-	-
Executive Vice President,
Chief Financial Officer, and
Secretary

Douglas Pence	2010	-	-	-	-	-	-	-	-
Senior Vice President of
Engineering

Phil Rykhoek	2010	-	-	-	-	-	-	-	-
Chief Executive Officer

Ronald T. Evans	2010	-	-	-	-	-	-	-	-
Chief Operational Officer
and President

Mark C. Allen	2010	-	-	-	-	-	-	-	-
Senior Vice President,
Chief Financial Officer,
Assistant Secretary

Robert L. Cornelius	2010	-	-	-	-	-	-	-	-
Senior Vice President -
Operations

I. Jon Brumley	2010	-	-	-	-	-	-	-	-
Chairman of the Board	2009	-	-	-	-	-	-	-	-
	2008	-	-	1,236,785	-	-	-	-	1,236,785

Jon S. Brumley	2010	-	-	-	-	-	-	-	-
Chief Executive Officer	2009	-	-	-	-	-	-	-	-
and President	2008	-	-	1,236,785	-	-	-	-	1,236,785

Robert C. Reeves	2010	-	-	-	-	-	-	-	-
Senior Vice President,	2009	-	-	-	-	-	-	-	-
Chief Financial Officer,	2008	-	-	951,373	-	-	-	-	951,373
Treasurer, and
Corporate Secretary

L. Ben Nivens	2010	-	-	-	-	-	-	-	-
Senior Vice President	2009	-	-	-	-	-	-	-	-
and Chief Operating	2008	-	-	665,961	-	-	-	-	665,961
Officer

John W. Arms	2010	-	-	-	-	-	-	-	-
Senior Vice President,	2009	-	-	-	-	-	-	-	-
Acquisitions	2008	-	-	665,961	-	-	-	-	665,961

____________
(a)
Reflects the compensation cost recognized by us with respect to grants of management incentive units, which does not correspond to the actual value that may be realized by the named executive officers.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Grants of Plan-Based Awards for 2010

Our general partner’s named executive officers did not receive any grants of plan–based awards with respect to performance in 2010.

Outstanding Equity Awards at December 31, 2010

At December 31, 2010, none of the named executive officers of our general partner held any outstanding equity awards in us.

Units Vested

There were no vestings of plan-based awards for our general partner’s named executive officers during 2010.

Pension Benefits

We do not maintain any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified under the Code.

Potential Payments Upon Termination or Change-in-Control

None of our named executive officers were entitled to potential payments from us upon termination or a change-in-control as of December 31, 2010.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee.  Scott W. Smith, our general partner’s President, Chief Executive Officer, and member of our general partner’s board of directors, serves as the President, Chief Executive Officer, and member of the board of directors of Vanguard.  Richard A. Robert, our general partner’s Executive Vice President, Chief Financial Officer, and Secretary and member of our general partner’s board of directors, serves as the Executive Vice President, Chief Financial Officer of Vanguard.  Douglas Pence, our general partner’s Senior Vice President of Engineering and member of our general partner’s board of directors, serves as the Senior Vice President of Engineering of Vanguard.  However, all compensation decisions with respect to each of these persons are made by Vanguard and none of these individuals receive any compensation directly from us or our general partner.  Please read “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for information about relationships among us, our general partner, and Vanguard.

Director Compensation

Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner.  Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table sets forth a summary of the compensation paid to or earned by non-employee directors of our general partner during 2010:

Name	Fees Earned or Paid in Cash (a)	Unit Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (b)
David C. Baggett	$83,000	$-	$-	$-	$-	$83,000
John E. Jackson	385,375	-	-	-	-	385,375
Martin G. White	78,000	-	-	-	-	78,000
Arnold L. Chavkin	305,375	-	-	-	-	305,375
J. Luther King, Jr.	305,375	-	-	-	-	305,375
Clayton E. Melton	305,375	-	-	-	-	305,375
George W. Passela	305,375	-	-	-	-	305,375
____________
(a)
Directors receive an annual retainer of $50,000 plus additional fees of $2,000 for attendance at each board meeting and $1,000 for attendance at each committee meeting.  The chair of each committee receives an additional annual fee of $10,000.  Each member of the conflicts committee receives a fee of $25,000 each time we seek approval under our partnership agreement of a potential conflict of interest in connection with a drop-down transaction between us and Vanguard.  As a result of the change of control of our general partner in conjunction with the merger of EAC with and into Denbury, all 56,250 of our outstanding phantom units vested and were settled in an equal number of our common units.  The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense during March 2010.

(b)	We also reimburse directors for out-of-pocket expenses attendant to membership on the board of directors of our general partner. These amounts are excluded from the above table.

Long-Term Incentive Plan

In September 2007, the board of directors of our general partner adopted the Encore Energy Partners GP LLC Long-Term Incentive Plan (the “LTIP”), which provides for the granting of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards.  All employees, consultants, and directors of our general partner and its affiliates who perform services for or on behalf of us are eligible to be granted awards under the LTIP.  The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000.  The LTIP is administered by the board of directors of our general partner or a committee thereof, referred to as the plan administrator.

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

Change in Control; Termination of Service.  Awards under the LTIP will vest and/or become exercisable, as applicable, upon a “change in control” of us or our general partner, unless provided otherwise by the plan administrator.  The consequences of the termination of a grantee’s employment, consulting arrangement, or membership on the board of directors will be determined by the plan administrator in the terms of the relevant award agreement.

A “change in control” of us or our general partner under the LTIP includes the occurrence of one or more of the following events:

•	any person or group, other than Vanguard or its affiliates, becomes the beneficial owner of 50 percent or more of us or our general partner;
•	approval by our limited partners of the complete liquidation of us;
•	the sale or other disposition of all or substantially all of our assets, other than to our general partner or its affiliates;
•	a transaction resulting in someone other than our general partner or one of its affiliates becoming our general partner; or
•	a transaction resulting in our general partner ceasing to be an affiliate of Vanguard.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our common units as of February 25, 2011 by:

•	each person known by us to beneficially own 5 percent or more of our outstanding common units;
•	each member of the board of directors of our general partner;
•	each named executive officer of our general partner; and
•	all directors and executive officers of our general partner as a group.

Unless otherwise noted, the persons named below have sole voting and investment power with respect to such units.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Class
5% Beneficial Owners
Vanguard Natural Resources, LLC (a)	20,924,055	46.1%
5847 San Felipe, Suite 3000
Houston, Texas 77057
Vanguard Natural Gas, LLC (a)	20,924,055	46.1%
5847 San Felipe, Suite 3000
Houston, Texas 77057
Directors and Named Executive Officers
Scott W. Smith	-	0.0%
Richard A. Robert	-	0.0%
Douglas Pence	-	0.0%
W. Timothy Hauss	-	0.0%
David Baggett	-	0.0%
John E. Jackson	15,000	*
Martin G. White	-	0.0%
All directors and executive officers	15,000	*
as a group (7 persons)
__________
*      Less than 1%.
(a)	Vanguard is the ultimate parent company of VNG and therefore, may be deemed to beneficially own the ENP common units held by it.

The following table sets forth, as of February 28, 2011, the number of shares of common units of Vanguard owned by each of the named executive officers and directors of our general partner and all executive officers and directors of our general partner as a group.

	Common Units Beneficially Owned (a)		Class B Units Beneficially Owned		Total Units Beneficially Owned
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Number	Percentage
Scott W. Smith	44,980	*	240,000	57.1%	284,980	1%
Richard A. Robert	65,080	*	125,000	29.8%	190,080	*
Douglas Pence	22,000	*	50,000	11.9%	72,000	*
W. Timothy Hauss	6,664	*	-	0.0%	6,664	*
David Baggett	-	0.0%	-	0.0%	-	0.0%
John E. Jackson	-	0.0%	-	0.0%	-	0.0%
Martin G. White	-	0.0%	-	0.0%	-	0.0%
All executive officers and directors	138,724	*	415,000	98.8%	553,724	1.8%
______________
*	Less than 1%.
(a)	Includes unvested restricted units as of February 28, 2011 as follows: Mr. Smith (10,000), Mr. Robert (10,000), Mr. Pence (12,500), and Mr. Hauss (6,664).

The following table sets forth information about our common units that may be issued under the LTIP as of December 31, 2010:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved
by unitholders	-	-	1,075,000
Equity compensation plans not
approved by unitholders	-	-	-
Total	-	-	1,075,000
______________
(a)
At December 31, 2010, there are no outstanding warrants or equity rights awarded under the LTIP.  In January 2011, we issued 134,000 restricted units under the LTIP to Vanguard field employees performing services on our properties.  These awards vest equally over a four-year period.

For discussion of our unit-based compensation plans, please read “Item 11.  Executive Compensation.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 18, 2011, affiliates of our general partner, including directors and executive officers of our general partner, owned 20,939,055 common units representing approximately 46.2 of our outstanding common units.  In addition, our general partner owned all 504,851 general partner units representing a 1.1 percent general partner interest in us.

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

Payments to our general partner and its affiliates
Our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  We do not expect to incur any additional fees or to make other payments to our general partner in connection with operating our business.  Our administrative services agreement requires us to pay VNG an administrative fee of $2.06 per BOE of our production for administrative services performed by us and reimburse VNG for actual third-party expenses incurred on our behalf.  For further information regarding the administrative services agreement, please read “Administrative Services Agreement” below.

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

Administrative Services Agreement

We nor our general partner have any employees.  The employees supporting our operations were: the employees of EAC prior to March 2010, the employees of Denbury from March 2010 to December 31, 2010, and became the employees of VNG pursuant to the Vanguard Acquisition on December 31, 2010.  During 2010, Encore Operating provided administrative services for us, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement.  In addition, Encore Operating provided all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by us.  Encore Operating was not liable to us for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.  On December 31, 2010, duties under the administrative services agreement were assigned to VNG pursuant to the Vanguard Acquisition.

From April 1, 2008 to March 31, 2009, the administrative fee was $1.88 per BOE of our production.  From April 1, 2009, to March 31, 2010, the administrative fee was $2.02 per BOE of our production.  Effective April 1, 2010, the administrative fee increased to $2.06 per BOE of our production.  We also reimbursed Encore Operating for actual third-party expenses incurred on our behalf under the administrative services agreement.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG will receive the fees and reimbursements for services performed in 2011.

The administrative fee will increase in the following circumstances:

•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;
•
if we acquire any additional assets, VNG may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of our general partner upon the recommendation of its conflicts committee; or

•	otherwise as agreed upon by VNG and our general partner, with the approval of the conflicts committee of the board of directors of our general partner.

The administrative services agreement will terminate in the following circumstances:

•	at our discretion upon 90 days notice to VNG;
•	at the discretion of VNG upon 90 days notice to us;
•
upon a change in control of our general partner or VNG by Vanguard or upon VNG’s failure to pay an employee within 30 days of the date such employee’s payment is due, subject to certain limitations; or

•	upon the bankruptcy, dissolution, liquidation, or winding up of VNG.

We also reimburse Vanguard for any state, income, franchise, or similar tax incurred by Vanguard resulting from the inclusion of us in consolidated tax returns of Vanguard as required by applicable law.  The amount of any such reimbursement is limited to the tax that we would have incurred had we not been included in a combined group with Vanguard.

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

Further information required for this item is provided in Part III—Item 10 under the heading “Directors, Executive Officers and Corporate Governance—Directors and Executive Officers of Our General Partner—Board Committees—Conflicts Committee” and Note 11, Related Party Transactions, included in the notes to the audited consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data.”

Director Independence

Messrs. Baggett, Jackson, and White, of the board of directors of our general partner, are independent as defined under the independence standards established by the NYSE.  The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As of February 28, 2011, the Audit Committee of the board of directors of our general partner has not appointed an independent registered public accounting firm for us for 2011.

Fees Incurred by Us for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by us for services provided by Ernst & Young LLP during the periods indicated:

	2010	2009
Audit fees (a)	$581,477	$1,038,847
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$581,477	$1,038,847
___________
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

3.2
Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of September 17, 2007 (incorporated by reference to Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).

3.2.1
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Encore Energy Partners LP, dated as of May 10, 2007 (incorporated by reference to Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on April 18, 2008).

3.3
Amended and Restated Limited Liability Company Agreement of Encore Energy Partners GP LLC, dated as of December 31, 2010 (incorporated by reference to Exhibit 3.1 to ENP’s Current Report on Form 8-K, filed with the SEC on January 3, 2011).

10.1
Credit Agreement, dated as of March 7, 2007, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders (incorporated by reference to Exhibit 10.2 to EAC’s Current Report on Form 8-K, filed with the SEC on March 13, 2007).

10.2
First Amendment to Credit Agreement, dated as of August 22, 2007, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to ENP’s Registration Statement on Form S-1, filed with the SEC on August 28, 2007).

10.3
Second Amendment to Credit Agreement, dated as of March 10, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on March 11, 2009).

10.4
Third Amendment to Credit Agreement, dated as of August 11, 2009, by and among Encore Energy Partners Operating         LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party   thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on August 13, 2009).

10.5
Fourth Amendment to Credit Agreement, dated as of November 24, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on December 1, 2009).

10.5
Fifth Amendment to Credit Agreement, dated as of December 22, 2010, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on January 3, 2011).

10.6
Second Amended and Restated Administrative Services Agreement, dated as of December 31, 2010, by and among Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Energy Partners Operating LLC, Encore Operating, L.P., Denbury Resources Inc., and Vanguard Natural Gas, LLC (incorporated by reference to Exhibit 10.2 to ENP’s Current Report on Form 8-K, filed with the SEC on January 3, 2011).

10.7+
Encore Energy Partners GP LLC Long-Term Incentive Plan, dated as of September 17, 2007 (incorporated by reference to Exhibit 10.3 to ENP’s Current Report on Form 8-K, filed with the SEC on September 21, 2007).

12.1*	Statement showing computation of ratio of earnings (loss) to fixed charges.
21.1*	Subsidiaries of Encore Energy Partners LP as of February 28, 2011.
23.1*           Consent of Ernst & Young LLP.
23.2*           Consent of DeGolyer and MacNaughton.
24.1*           Power of Attorney (included on the signature page of this Report).
31.1*           Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of our General Partner).
31.2*           Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of our General Partner).
32.1*	Section 1350 Certification (Principal Executive Officer of our General Partner).
32.2*	Section 1350 Certification (Principal Financial Officer of our General Partner).
99.1*	DeGolyer and MacNaughton report on the Reserves and Future Net Revenues of Encore Energy Partners LP as of December 31, 2010.
_______________
* Filed herewith.
+ Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE ENERGY PARTNERS LP

By:  Encore Energy Partners GP LLC, its General Partner

Date:       March 1, 2011                                                                By:   /s/ Scott W. Smith
Scott W. Smith
President and Chief Executive Officer

Date:       March 1, 2011                                                                By:   /s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity (Position with Encore Energy Partners GP LLC)	Date

/s/ Scott W. Smith	President, Chief Executive	March 1, 2011
Scott W. Smith	Officer, and Director

/s/ Richard A. Robert	Executive Vice President, Chief	March 1, 2011
Richard A. Robert	Financial Officer, and Director

/s/ Douglas Pence	Vice President of Engineering	March 1, 2011
Douglas Pence	and Director

/s/ W. Timothy Hauss	Operations Manager, and Director	March 1, 2011
W. Timothy Hauss

/s/ David Baggett	Director	March 1, 2011
David Baggett

/s/ John E. Jackson	Director	March 1, 2011
John E. Jackson

/s/ Martin G. White	Director	March 1, 2011
Martin G. White