Form 10-Q
period 2011-06-30
Encore Energy Partners LP
filed 2011-08-08
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

Number of common units outstanding as of August 4, 2011 45,489,584

ENCORE ENERGY PARTNERS LP

ENCORE ENERGY PARTNERS LP

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to pay distributions at the then-current distribution rate;
•	our operating results;
•	volatility in oil and natural gas prices;
•	our ability to protect ourselves from changes in commodity prices using commodity derivative contract positions;
•	performance of counterparties to our derivative contracts;
•	our estimates of proved reserves;
•	our ability to effectively develop our oil and natural gas reserves;
•	availability of rigs, equipment and crews to support our operations;
•	competitive conditions;
•	our ability to acquire assets on acceptable terms; and
•	legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal and state environmental laws and regulations.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (3) our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, (4) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”) and (5) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

ENCORE ENERGY PARTNERS LP
GLOSSARY

The following are abbreviations and definitions of certain terms used in this Report.

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
•	Bbl/D. One Bbl per day.
•	BOE. One barrel of oil equivalent, calculated by converting gas to oil equivalent barrels at a ratio of six Mcf of gas to one Bbl of oil.
•	BOE/D. One BOE per day.
•	Completion. The installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.
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
•
Developed Oil and Gas Reserves.  Reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

•	Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
•	Dry Well. An exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
•	Denbury. Denbury Resources Inc., a publicly traded Delaware corporation, together with its subsidiaries.
•	EAC. Encore Acquisition Company, together with its subsidiaries. EAC merged with and into Denbury on March 9, 2010.
•	ENP. Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.
•
Exploratory Well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. For a complete definition of exploratory well, refer to Regulation S-X, Rule 4-10(a)(13).

•	Extension Well. A well drilled to extend the limits of a known reservoir.
•	FASB. Financial Accounting Standards Board.
•	FASC. FASB Accounting Standards Codification.
•
Field.  An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of field, refer to Regulation S-X, Rule 4-10(a)(15).

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

•	LIBOR. London Interbank Offered Rate.
•	MBbl. One thousand Bbls.
•	MBOE. One thousand BOE.
•	Mcf. One thousand cubic feet, used in reference to gas.
•	Mcf/D. One Mcf per day.
•	MMBOE. One million BOE.
•	MMcf. One million cubic feet, used in reference to gas.
•
Natural Gas Liquids (“NGLs”).  The combination of ethane, propane, butane, and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	Net Acres or Net Wells. Gross acres or wells, as the case may be, multiplied by the working interest percentage owned by an entity.
•	NYMEX. New York Mercantile Exchange.
•	Oil. Crude oil and condensate.
•	Operator. The entity responsible for the exploration, development, and production of a well or lease.
•	Production Costs. Costs incurred to operate and maintain wells and related equipment and facilities. For a complete definition of production costs, refer to Regulation S-X, Rule 4-10(a)(20).
•	Production Margin. Wellhead revenues less production costs.
•	Productive Well. An exploratory, development, or extension well that is not a dry well.
•
Proved Oil and Gas Reserves.  Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  For a complete definition of proved oil and gas reserves, refer to Regulation S-X, Rule 4-10(a)(22).

•	Recompletion. The completion for production from an existing wellbore in another formation from that in which the well has been previously completed.
•
Reliable Technology.  A grouping of one or more technologies (including computational methods) that have been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

•
Reserves.  Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.  In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•
Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

•
Undeveloped Oil and Gas Reserves.  Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  For a complete definition of undeveloped oil and gas reserves, refer to Regulation S-X, Rule 4-10(a)(31).

•	Vanguard. Vanguard Natural Resources, LLC, a publicly traded Delaware limited liability company, together with its subsidiaries.
•	VNG. Vanguard Natural Gas, LLC, a wholly-owned subsidiary of Vanguard.
•
Working Interest.  An interest in an oil or gas lease that gives the owner the right to drill for and produce hydrocarbons on the leased acreage and requires the owner to pay a share of the production and development costs.

•	Workover. Operations on a producing well to restore or increase production.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,695	$1,380
Accounts receivable - trade	26,555	22,795
Derivatives	855	2,604
Other	1,602	470
Total current assets	31,707	27,249

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	860,724	857,999
Unproved properties	5	17
Accumulated depletion, depreciation, and amortization	(281,990)	(259,575)
	578,739	598,441
Other property and equipment	1,735	1,327
Accumulated depreciation	(738)	(613)
	997	714

Goodwill	9,290	9,290
Other intangibles, net	2,860	3,012
Derivatives	-	836
Other	4,738	1,778
Total assets	$628,331	$641,320

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$2,106	$2,103
Affiliate	1,456	98
Accrued liabilities:
Lease operating	4,594	4,550
Development capital	1,280	890
Interest	225	298
Production taxes	12,045	10,109
Derivatives	10,752	3,530
Oil and natural gas revenues payable	339	1,730
Credit agreement	230,000	-
Other	2,184	1,278
Total current liabilities	264,981	24,586

Derivatives	38,252	20,681
Future abandonment cost, net of current portion	13,305	13,080
Deferred taxes	23	11
Credit agreement	-	234,000
Other	412	-
Total liabilities	316,973	292,358

Commitments and contingencies (see Note 11)

Partners' equity:
Limited partners - public, 24,565,529 and 24,417,542 common units issued
and outstanding, respectively	319,664	340,126
Limited partners - affiliates, 20,924,055 common units issued and outstanding	(7,308)	10,125
General partner - 504,851 general partner units issued and outstanding	(515)	(94)
Accumulated other comprehensive loss	(483)	(1,195)
Total partners' equity	311,358	348,962
Total liabilities and partners' equity	$628,331	$641,320

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Oil	$45,035	$35,957	$84,055	$71,967
Natural gas	6,268	6,288	12,061	14,910
Natural gas liquids	3,085	2,537	5,424	6,480
Marketing	34	77	81	147
Commodity derivative fair value gain (loss) - realized	(1,453)	1,324	(4,798)	617
Commodity derivative fair value gain (loss) - unrealized	23,529	15,264	(24,596)	21,443
Total revenues	76,498	61,447	72,227	115,564

Expenses:
Production:
Lease operating	10,737	10,262	18,747	21,639
Production taxes	5,703	4,891	10,025	10,199
Depletion, depreciation, amortization and accretion	11,454	12,839	23,068	25,690
Exploration	-	55	-	76
General and administrative	4,929	3,543	8,259	7,271
Total expenses	32,823	31,590	60,099	64,875

Operating income	43,675	29,857	12,128	50,689

Other income (expenses):
Interest	(2,214)	(2,307)	(4,384)	(4,684)
Interest rate derivative fair value loss - realized	(441)	(969)	(1,413)	(1,951)
Interest rate derivative fair value gain (loss) - unrealized	228	(45)	623	(104)
Other	8	13	9	38
Total other expenses	(2,419)	(3,308)	(5,165)	(6,701)

Income before income taxes	41,256	26,549	6,963	43,988
Income tax provision	(83)	(85)	(195)	(111)

Net income	$41,173	$26,464	$6,768	$43,877

Net income allocation (see Note 8):
Limited partners' interest in net income	$40,721	$26,173	$6,694	$43,394
General partner's interest in net income	$452	$291	$74	$483

Net income per common unit:
Basic	$0.90	$0.58	$0.15	$0.96
Diluted	$0.90	$0.58	$0.15	$0.96

Weighted average common units outstanding:
Basic	45,484	45,342	45,478	45,320
Diluted	45,484	45,342	45,478	45,333

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per unit amounts)
(unaudited)

					Other	Total
	Limited Partners		General Partner		Comprehensive	Partners'
	Units	Amount	Units	Amount	Loss	Equity

Balance at January 1, 2010	45,285	$409,777	505	$(353)	$(3,420)	$406,004
Net contributions from owners	-	(2)	-	935	-	933
Non-cash equity-based compensation	-	1,323	-	8	-	1,331
Vesting of phantom units	57	-	-	-	-	-
Other	-	(216)	-	(3)	-	(219)
Cash distributions to unitholders ($2.0375 per unit)	-	(92,353)	-	(1,029)	-	(93,382)
Components of comprehensive income:
Net income attributable to unitholders	-	31,722	-	348	-	32,070
Change in deferred hedge loss on interest rate swaps,
net of tax of $7	-	-	-	-	2,225	2,225
Total comprehensive income						34,295
Balance at December 31, 2010	45,342	350,251	505	(94)	(1,195)	348,962
Non-cash equity-based compensation	148	440	-	5	-	445
Cash distributions to unitholders ($0.50 per unit to unitholders of record February 7, 2011 and $0.49 per unit to unitholders of record May 6, 2011)	-	(45,029)	-	(500)	-	(45,529)
Components of comprehensive income:
Net income attributable to unitholders	-	6,694	-	74	-	6,768
Settlement of interest rate cash flow hedges in
comprehensive loss	-	-	-	-	712	712
Total comprehensive income						7,480
Balance at June 30, 2011	45,490	$312,356	505	$(515)	$(483)	$311,358

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,768	$43,877
Adjustments to reconcile net income to net cash provided
by operating activities:
Depletion, depreciation, amortization and accretion	23,068	25,690
Deferred taxes	44	2
Non-cash exploration expense	-	35
Non-cash equity-based compensation expense	445	1,041
Non-cash derivative loss (gain)	28,641	(16,471)
Other	762	1,750
Changes in operating assets and liabilities:
Accounts receivable	(4,910)	15,046
Other current assets	(139)	66
Other assets	-	(15)
Accounts payable	1,153	(1,102)
Other current liabilities	2,871	3,695
Net cash provided by operating activities	58,703	73,614

Cash flows from investing activities:
Purchase of other property and equipment	(408)	-
Acquisition of oil and natural gas properties	-	(279)
Deposits and prepayments of oil and natural gas properties	(4,738)	-
Development of oil and natural gas properties	(2,713)	(2,843)
Net cash used in investing activities	(7,859)	(3,122)

Cash flows from financing activities:
Proceeds from credit agreement	38,000	10,000
Payments of credit agreement	(42,000)	(20,000)
Cash distributions to unitholders	(45,529)	(47,536)
Other	-	(6)
Net cash used in financing activities	(49,529)	(57,542)

Increase in cash and cash equivalents	1,315	12,950
Cash and cash equivalents, beginning of period	1,380	1,754
Cash and cash equivalents, end of period	$2,695	$14,704

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

On December 31, 2010, Denbury Resources Inc. (together with its subsidiaries, “Denbury”), a publicly traded Delaware corporation, sold its ownership interests in ENP and the General Partner to Vanguard Natural Gas, LLC (“VNG”), a wholly-owned subsidiary of Vanguard, for $300.0 million in cash and approximately 3.14 million Vanguard common units (the “Vanguard Acquisition”).  Denbury sold the entity which owns 100 percent of the General Partner and approximately 20.9 million ENP common units, or approximately 46.1 percent of ENP’s outstanding common units.  On July 11, 2011, Vanguard and ENP announced the execution of a definitive agreement that would result in a merger whereby ENP would become a wholly-owned subsidiary of VNG through a unit for unit exchange.  See Note 13.  Subsequent Events for further discussion.

Note 2.  Summary of Significant Accounting Policies

(a)	Basis of Presentation

ENP’s consolidated financial statements include the accounts of its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  All adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of results for an entire year.

Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC.  Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ENP’s 2010 Annual Report on Form 10-K.

(b)	New Pronouncements Issued But Not Yet Adopted

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  The guidance changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value.  The guidance includes clarification of the application of existing fair value measurements and disclosure requirements related to a) the application of highest and best use and valuation premise concepts; b) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and c) disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  Additionally, the guidance changes particular principles or requirements for measuring fair value and disclosing information about fair value measurements related to a) measuring the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional requirements to expand the disclosures about fair value measurements.  The guidance is effective for each reporting entity for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have any impact on our results of operations, cash flows or financial position.

In June 2011, the FASB issued authoritative guidance intended to improve the comparability, consistency, and transparency of financial reporting.  The guidance is also intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under this guidance, entities are given two options for presenting other comprehensive income.  The statement of other comprehensive income can be included with the statement of net income, which together will comprise the statement of total comprehensive income. Alternatively, the statement of other comprehensive income can be presented separate from the statement of net income.  However, the guidance requires that the statement of other comprehensive income should immediately follow the statement of net income.  The guidance also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The guidance is effective for each reporting entity for interim and annual periods beginning after December 15, 2011.  As this guidance provides only presentation requirements, the adoption of this standard is not expected to have any impact on our results of operations, cash flows or financial position.

(c)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, natural gas and natural gas liquids reserves and related cash flow estimates used in impairment tests of oil and natural gas properties, the fair value of derivative contracts and asset retirement obligations, accrued oil, natural gas and natural gas liquids revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization, and accretion. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.  These reclassifications did not impact our reported net income or partners’ equity.

Note 3.  Proved Properties

Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(in thousands)
Proved leasehold costs	$609,937	$609,910
Wells and related equipment - completed	250,743	248,017
Wells and related equipment - in process	44	72
Total proved properties	$860,724	$857,999

Note 4.  Fair Value Measurements

The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	June 30, 2011		December 31, 2010
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(in thousands)
Assets:
Cash and cash equivalents	$2,695	$2,695	$1,380	$1,380
Accounts receivable - trade	26,555	26,555	22,795	22,795
Commodity derivative contracts	855	855	15,682	15,682
Liabilities:
Accounts payable - trade	2,106	2,106	2,103	2,103
Accounts payable - affiliate	1,456	1,456	98	98
Credit Agreement	230,000	230,000	234,000	232,517
Commodity derivative contracts	48,185	48,185	35,011	35,011
Interest rate swaps	819	819	1,442	1,442

       The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The book value of ENP’s five year credit agreement (as amended, the “Credit Agreement”) approximates fair value as the interest rate is variable; however, ENP adjusted the estimated fair value for estimated nonperformance risk of approximately $1.5 million at December 31, 2010.  The nonperformance risk was determined using industry credit default swaps.  No adjustment for nonperformance risk was made at June 30, 2011 as the Credit Agreement matures within one year and any adjustment would be considered insignificant.  Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.

Derivative Policy

ENP uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil and natural gas production.  These arrangements are structured to reduce ENP’s exposure to commodity price decreases, but they can also limit the benefit ENP might otherwise receive from commodity price increases.  ENP’s risk management activity is generally accomplished through over-the-counter derivative contracts with large financial institutions, all of which are currently lenders under ENP’s Credit Agreement.  ENP also uses derivative instruments in the form of interest rate swaps, which hedge risks related to interest rate fluctuation.

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

Effective January 1, 2011, ENP elected to de-designate its outstanding interest rate swaps as cash flow hedges and from that date began recognizing changes in the fair market value of its interest rate swaps in the Consolidated Statements of Operations. The net unrealized gain related to the de-designated cash flow hedges is reported in accumulated other comprehensive loss and is being reclassified to earnings in the month in which the transactions settle.  Prior to January 1, 2011, ENP elected to designate its outstanding interest rate swaps as cash flow hedges.  The effective portion of the mark-to-market gain or loss on these derivative instruments was recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and was reclassified into earnings in the same period in which the hedged transaction affected earnings.  Any ineffective portion of the mark-to-market gain or loss was recognized in earnings and included in “Interest rate derivative fair value gain (loss) - unrealized” in the accompanying Consolidated Statements of Operations.

ENP has elected not to designate its portfolio of commodity derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Commodity derivative fair value gain (loss) - unrealized” in the accompanying Consolidated Statements of Operations.

Commodity Derivative Contracts

ENP manages commodity price risk with swap contracts, put contracts, collars, three-way collars, put spreads and swaptions.  Swap contracts provide a fixed price for a notional amount of sales volumes.  Put contracts provide a fixed floor price on a notional amount of sales volumes while allowing full price participation if the relevant index price closes above the floor price.  Collars provide a floor price for a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price. Three-way collar contracts combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate (“WTI”) crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. We temporarily enter into put spreads which combine a long put with a short put, with the intention of adding a short call to convert them into three-way collars.  Under swaption agreements, we provide options to counterparties to extend swap contracts into subsequent years.

In January 2011, we elected to monetize all of our $65 and $70 oil puts for 2011 and 2012 and used the proceeds to raise the floor price to $80 on a smaller volume of oil in 2012 and also slightly raise the swap price for oil in 2011 and 2012. During the second quarter of 2011, we entered into a NYMEX WTI crude oil derivative three-way collar contract, which provides that if the market price falls below the short put fixed price, we will receive the market price plus $20 per barrel.

The following tables summarize ENP’s open commodity derivative contracts as of June 30, 2011:

	July 1, - December 31, 2011	Year 2012	Year 2013	Year 2014
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	1,877,168	3,733,932	3,358,000	—
Fixed Price ($/MMBtu)	$6.06	$5.70	$5.12	$—
Puts:
Notional Volume (MMBtu)	625,232	328,668	—	—
Fixed Price ($/MMBtu)	$6.31	$6.76	$—	$—
Total Gas Positions:
Notional Volume (MMBtu)	2,502,400	4,062,600	3,358,000	—

Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	279,340	984,540	1,295,750	1,168,000
Fixed Price ($/Bbl)	$82.90	$84.10	$88.95	$88.95
Collars:
Notional Volume (Bbls)	345,920	475,800	—	—
Floor Price ($/Bbl)	$80.00	$74.23	$—	$—
Ceiling Price ($/Bbl)	$96.49	$90.98	$—	$—
Three-way Collars:
Notional Volume (Bbls)	19,125	—	—	—
Floor Price ($/Bbl)	$90.00	$—	$—	$—
Ceiling Price ($/Bbl)	$102.35	$—	$—	$—
Put Sold ($/Bbl)	$70.00	$—	$—	$—
Put Spreads to be converted to Three-Way Collars (1):
Notional Volume (Bbls)	—	45,750	45,625	—
Floor Price ($/Bbl)	$—	$90.00	$90.00	$—
Put Sold ($/Bbl)	$—	$70.00	$70.00	$—
Total Oil Positions:
Notional Volume (Bbls)	644,385	1,506,090	1,341,375	1,168,000

(1)	On July 7, 2011, we sold $120 calls on 125 Bbl/day for 2012-2013, establishing a Three-Way Collar.

Swaptions

Options were provided to counterparties under swaption agreements to extend swaps into 2013 on 36,500 Bbls of oil at a fixed price of $105.00 per Bbl and into 2014 on 365,000 MMBtu of gas at a fixed price of $5.40 per MMBtu.

Interest Rate Swaps

ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby the interest due on certain floating rate debt under the Credit Agreement is converted to a weighted average fixed rate.  The following table summarizes ENP’s open interest rate swap as of June 30, 2011, which was entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
July 1, 2011 - March 7, 2012	$50,000	2.4200%	1-month LIBOR

Current Period Impact

ENP recognizes realized and unrealized commodity and interest rate derivative fair value gains and losses related to: (1) changes in the fair market value of derivative contracts not designated as hedges; (2) premium amortization; (3) receipts and settlements on derivative contracts not designated as hedges; (4) settlements of de-designated interest rate hedges; and (5) the ineffectiveness of derivative contracts designated as hedges prior to January 1, 2011.  The following table summarizes the components of our realized and unrealized commodity and interest rate derivative fair value gains and losses for the periods indicated:

	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
	Recognized in Income	2011	2010	2011	2010
		(in thousands)		(in thousands)
Realized gains (losses):
Premium amortization	Commodity derivative fair value loss - realized	$-	$(2,448)	$(3,953)	$(4,868)
Receipts, net of settlements	Commodity derivative fair value gain (loss) - realized	(1,453)	3,772	(845)	5,485
Receipts, net of settlements	Interest rate derivative fair value loss - realized	(441)	(969)	(1,413)	(1,951)
		$(1,894)	$355	$(6,211)	$(1,334)
Unrealized gains (losses):
Mark-to-market gain (loss)	Commodity derivative fair value gain (loss) - unrealized	$23,529	$15,264	$(24,596)	$21,443
Mark-to-market gain	Interest rate derivative fair value gain - unrealized	228	-	623	-
Ineffectiveness on interest rate swaps	Interest rate derivative fair value loss - unrealized	-	(45)	-	(104)
		$23,757	$15,219	$(23,973)	$21,339
Total gains (losses):
Commodity derivatives		$22,076	$16,588	$(29,394)	$22,060
Interest rate derivatives		(213)	(1,014)	(790)	(2,055)
		$21,863	$15,574	$(30,184)	$20,005

Accumulated Other Comprehensive Loss

At June 30, 2011 and December 31, 2010, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of deferred losses, on ENP’s interest rate swaps of $0.5 million and $1.2 million, respectively.  During the twelve months ending June 30, 2012, ENP expects to reclassify $0.5 million of deferred losses associated with its interest rate swaps from accumulated other comprehensive loss to realized interest rate derivative fair value gain (loss).  The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the deferred losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets due to fluctuations in interest rates.

Tabular Disclosures of Fair Value Measurements

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the Consolidated Balance Sheets. The following summarizes the fair value of derivatives outstanding on a gross basis as of the dates indicated (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
Derivatives not designated as hedges
Commodity derivative contracts	Derivatives - current	$11,216	$10,196	Derivatives - current	$20,295	$9,906
Interest rate swaps	Derivatives - current	-	-	Derivatives - current	819	-
Commodity derivative contracts	Derivatives - noncurrent	4,975	5,486	Derivatives - noncurrent	43,226	25,105
Total derivatives not designated as hedges		$16,191	$15,682		$64,340	$35,011

Derivatives designated as hedges
Interest rate swaps	Derivatives - current	$-	$-	Derivatives - current	$-	$1,216
Interest rate swaps	Derivatives - noncurrent	-	-	Derivatives - noncurrent	-	226
Total derivatives designated as hedges		$-	$-		$-	$1,442
Total derivatives		$16,191	$15,682		$64,340	$36,453

The following tables summarize the effect of derivative instruments designated as hedges prior to January 1, 2011 on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Accumulated OCI (Effective Portion)		Accumulated OCI (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
Derivatives Designated as Hedges	2011	2010	2011	2010
Interest rate swaps	$(162)	$311	$(712)	$1,135

	Amount of Loss Recognized		Amount of Loss Recognized
	in Income as Ineffective		in Income as Ineffective
	Three months ended June 30,		Six months ended June 30,
Location of Loss Recognized in Income as Ineffective	2011	2010	2011	2010
Derivative fair value loss	$-	$(45)	$-	$(104)

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

The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Asset (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts - swaps	$(47,921)	$-	$(47,921)	$-
Oil derivative contracts - floors and caps	(8,037)	-	(8,037)	-
Natural gas derivative contracts - swaps	6,699	-	6,699	-
Natural gas derivative contracts - floors	1,929	-	1,929	-
Interest rate swaps	(819)	-	(819)	-
Total	$(48,149)	$-	$(48,149)	$-

The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the six months ended June 30, 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil	Natural Gas
	Derivative Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2011	$(3,666)	$3,067	$(599)
Transfers out of level 3 *	3,666	(3,067)	599
Balance at June 30, 2011	$-	$-	$-

*Transferred from Level 3 to Level 2 due to a change in management's assessment of the valuation methodology and its placement within the fair value hierarchy levels. The company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. Management's change in policy occurred on January 1, 2011.

Note 5. Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in ENP’s asset retirement obligations for the six months ended June 30, 2011 (in thousands):

Future abandonment liability at January 1, 2011	$13,838
Liabilities added during the current period	1
Accretion of discount	375
Total future abandonment costs at June 30, 2011	14,214
Less: current obligations	(909)
Long-term future abandonment liability at June 30, 2011	$13,305

As of June 30, 2011, $13.3 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $0.9 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheet.  Approximately $5.2 million of the long-term future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant near Powell, Wyoming.

Note 6. Credit Agreement

ENP is a party to a five-year Credit Agreement dated March 7, 2007 (as amended, the “ENP Credit Agreement”).  The Credit Agreement matures on March 7, 2012; therefore, all outstanding borrowings under the Credit Agreement are reflected as a current liability at June 30, 2011.  In July 2011, Vanguard began the syndication of a new credit facility that would retire all of the outstanding debt of ENP upon the consummation of the proposed merger with Vanguard.  In the event that the merger is not consummated, we will continue to evaluate our options which, based on discussions with lenders, include extending the term of the ENP Credit Agreement or refinancing under a new revolving credit facility.

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

The Credit Agreement provides for revolving credit loans to be made to ENP from time to time and letters of credit to be issued from time to time for the account of ENP or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $475.0 million.  Availability under the Credit Agreement is subject to a borrowing base of $400.0 million, which is redetermined semi-annually and upon requested special redeterminations.  As of June 30, 2011, there were $230.0 million of outstanding borrowings and $170.0 million of borrowing capacity under the Credit Agreement.

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

As of June 30, 2011, ENP was in compliance with all covenants of the Credit Agreement.

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

The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
2011					(in thousands)
Quarter ended June 30	7/26/2011	$0.4700	8/12/2011	(a)	$21,617	(a)
Quarter ended March 31	4/28/2011	$0.4900	5/13/2011		$22,533

2010
Quarter ended December 31	1/27/2011	$0.5000	2/14/2011		$22,992
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010		$22,923
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010		$22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		$22,923
____________
(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.

Note 8. Earnings Per Unit

ENP applies the provisions of the “Earnings Per Share” Topic 260 of the FASC, which requires earnings per unit to be calculated using the two-class method.  Under the two-class method of calculating earnings per unit, earnings are allocated to participating securities as if all earnings for the period had been distributed.  A participating security is any security that may participate in distributions with common units.  For purposes of calculating earnings per unit, general partner units, unvested restricted units and unvested phantom units in 2010 are considered participating securities.  Earnings per unit is calculated by dividing the limited partners’ interest in net income (loss), after deducting the interests of participating securities, by the weighted average common units outstanding.

The following table reflects the allocation of net income to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)
Net income attributable to unitholders	$41,173	$26,464	$6,768	$43,877

Numerator:
Numerator for basic earnings per unit:
Net income attributable to unitholders	$41,173	$26,464	$6,768	$43,877
Less: distributions earned by participating securities	(248)	(252)	(500)	(504)
Plus: cash distributions in excess of (less than)
income allocated to the general partner	(204)	(39)	426	21
Net income allocated to limited partners	$40,721	$26,173	$6,694	$43,394

Denominator:
Denominator for basic earnings per unit:
Weighted average common units outstanding	45,484	45,342	45,478	45,320
Effect of dilutive phantom units	-	-	-	13
Denominator for diluted earnings per unit	45,484	45,342	45,478	45,333

Net income per common unit:
Basic	$0.90	$0.58	$0.15	$0.96
Diluted	$0.90	$0.58	$0.15	$0.96

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

In February 2011, ENP issued 7,980 units under the LTIP to three members of the Board of Directors which will vest within one year, but have distribution equivalent rights that provide the Board members with a bonus equal to the distribution on unvested units.  The fair value of these units was approximately $0.2 million on the date of grant.

These common units and restricted units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under ASC Topic 718. The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of June 30, 2011 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2011	—	$—
Granted	147,987	$22.25
Forfeited	—	$—
Vested	—	$—
Non-vested units at June 30, 2011	147,987	$22.25

As of June 30, 2011, there was approximately $2.8 million of unrecognized compensation cost related to non-vested restricted units, which is expected to be recognized over a period of 2.6 years. The Consolidated Statements of Operations reflects non-cash compensation of $0.2 million and $0.4 million in “General and administrative expense” for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, there were 927,013 common units available for issuance under the LTIP.

Phantom Units.  As a result of the change of control of the General Partner in conjunction with the merger of EAC with and into Denbury on March 9, 2010, all 56,250 of ENP’s outstanding phantom units vested and were settled in an equal number of ENP’s common units.  The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense of approximately $0.7 million during the six months ended June 30, 2010, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.  The fair value of these phantom units was approximately $1.2 million on March 9, 2010.  As of June 30, 2011, there were no outstanding phantom units.

Note 10. Comprehensive Income

The components of comprehensive income were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$41,173	$26,464	$6,768	$43,877
Change in deferred hedge loss on interest rate swaps	162	658	712	816
Comprehensive income	$41,335	$27,122	$7,480	$44,693

Note 11. Commitments and Contingencies

ENP is a party to ongoing legal proceedings in the ordinary course of business.  The General Partner’s management does not believe the result of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.

Additionally, the following pending litigation is outstanding related to the proposed merger with Vanguard.  On March 29, 2011, John O’Neal, a purported unitholder of ENP filed a class action complaint in the 125th Judicial District of Harris County, Texas on behalf of unitholders of ENP.  Similar actions were filed on April 4, 2011 by Jerry P. Morgan and on April 5, 2011 by Herbert F. Rower in other Harris County district courts.  The O’Neal, Morgan, and Rower actions were consolidated on June 5, 2011 as John O’Neal v. Encore Energy Partners, L.P., et al., Case Number 2011-19340, which is pending in the 125th Judicial District Court of Harris County.  On July 13, 2011, plaintiffs in the consolidated O’Neal action filed an amended putative class action complaint alleging breaches of fiduciary duty and aiding and abetting breach of fiduciary duty claims against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, VNG, Vanguard Acquisition Company, LLC, and Vanguard.  Plaintiffs seek an injunction prohibiting the merger from going forward and compensatory damages if the merger is consummated.  The defendants named in the Texas lawsuits intend to defend vigorously against them.

On April 5, 2011, Stephen Bushansky, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP.  Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011.  The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP.  On June 21, 2011, those plaintiffs jointly filed a consolidated class action complaint naming as defendants ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, and Vanguard. That putative class action complaint alleges, among other things, that defendants breached contractual duties owed to ENP’s unitholders under the applicable partnership agreement by proposing and recommending the proposed merger.  Plaintiffs seek an injunction prohibiting the proposed merger from going forward and compensatory damages if the proposed merger is consummated.  In response, Vanguard has filed a motion to dismiss and it intends to defend vigorously against this lawsuit.

Vanguard and ENP cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of this filing, nor can Vanguard and ENP predict the amount of time and expense that will be required to resolve these lawsuits. Vanguard, ENP and the other defendants named in these lawsuits intend to defend vigorously against these and any other actions.

Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, the Credit Agreement, derivative contracts, operating leases, and development commitments.  Please read “Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Contractual obligations” included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K for ENP’s contractual obligations.

Note 12. Related Party Transactions

Administrative Services Agreement

ENP does not have any employees.  The employees supporting the operations of ENP were: the employees of EAC prior to March 2010, the employees of Denbury from March 2010 to December 31, 2010, and the employees of VNG on and after December 31, 2010 in connection with the Vanguard Acquisition.  During 2010, Encore Operating, L. P. (“Encore Operating”), a wholly-owned subsidiary of Denbury, provided administrative services for ENP, including accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement.  In addition, Encore Operating provided all personnel, facilities, goods, and equipment necessary to perform these services which were not otherwise provided for by ENP.  Encore Operating was not liable to ENP for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constituted gross negligence or willful misconduct.  On December 31, 2010, Encore Operating’s duties under the administrative services agreement were assigned to VNG pursuant to the Vanguard Acquisition.

From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of ENP’s production, and from April 1, 2010 through March 31, 2011, the fee was increased to $2.06 per BOE.  Effective April 1, 2011, the administrative fee decreased to $2.05 per BOE of ENP’s production.  ENP also reimbursed Encore Operating for actual third-party expenses incurred on ENP’s behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG received the same fees and reimbursements for services performed during the first half of 2011 as previously received by Encore Operating.

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

Administrative fees (including COPAS recovery) paid pursuant to the administrative services agreement are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.  The reimbursements of actual third-party expenses incurred on ENP’s behalf are also included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.  The following table illustrates amounts paid by ENP pursuant to the administrative service agreement for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Administrative fees	$1,560	$1,657	$3,148	$3,299
COPAS recovery	1,121	659	1,926	1,326
Third Party Expenses	1,442	553	3,297	3,315

As of June 30, 2011 and December 31, 2010, ENP had accounts payable to Vanguard of $1.5 million and $0.1 million, respectively, which is reflected as “Accounts payable – affiliate” in the accompanying Consolidated Balance Sheets.

Distributions

Each quarter, ENP pays cash distributions with respect to operations in the previous quarter on all of its outstanding units, including those common units held by the General Partner and its affiliates, and pays cash distributions to the General Partner based upon its general partner interest.  On May 13, 2011, ENP paid cash distributions of approximately $22.5 million, of which $10.5 million was paid to the General Partner and its affiliates.  On February 14, 2011, ENP paid cash distributions of approximately $23.0 million, of which $10.7 million was paid to the General Partner and its affiliates.  On May 14, 2010, ENP paid cash distributions of approximately $22.9 million, of which $10.7 million was paid to the General Partner and its affiliates.  On February 12, 2010, ENP paid cash distributions of approximately $24.6 million, of which $11.5 million was paid to the General Partner and its affiliates.

Note 13. Subsequent Events

On June 22, 2011, pursuant to two Purchase and Sale Agreements (the “Purchase Agreements”), ENP agreed to acquire producing oil and natural gas assets in the Permian Basin in West Texas (the “Purchased Assets”) from a undisclosed seller.  ENP and Vanguard each agreed to purchase 50% of the Purchased Assets for $42.5 million and each paid the seller a non-refundable deposit of $4.25 million.  The effective date of this acquisition is May 1, 2011. We completed this acquisition on July 29, 2011 for an adjusted purchase price of $40.7 million, subject to customary post-closing adjustments to be determined.  The purchase price was funded with borrowings under our Credit Agreement.

On July 11, 2011, Vanguard and ENP announced the execution of a definitive agreement that would result in a merger whereby ENP would become a wholly-owned subsidiary of VNG through a unit-for-unit exchange.  Under the terms of the definitive agreement, ENP’s public unitholders will receive 0.75 Vanguard common units in exchange for each ENP common unit they own at closing.  The transaction will result in approximately 18.4 million additional common units being issued by Vanguard.  The terms of the definitive agreement were unanimously approved by the members of the ENP Conflicts Committee, who negotiated the terms on behalf of ENP and is comprised solely of independent directors.  In addition, Jefferies & Company, Inc., has issued a fairness opinion to the ENP Conflicts Committee stating that they believe the exchange ratio is fair, from a financial point of view, to the unaffiliated unitholders of ENP.

The completion of the merger is subject to approval by a majority of the outstanding ENP common unitholders and also subject to the approval of the issuance of additional Vanguard common units in connection with the merger by the affirmative vote of a majority of the votes cast by Vanguard unitholders.  Completion of the merger, assuming the requisite unitholder votes are obtained and subject to other customary terms and conditions, is expected to occur during the fourth quarter of 2011. On August 2, 2011, ENP and Vanguard filed a Registration Statement on Form S-4 with the SEC, which has not been declared effective.  The Registration Statement incorporates a joint proxy statement/prospectus which ENP and Vanguard plan to mail to their respective unitholders in connection with obtaining unitholder approval of the proposed merger.  Pending completion of the merger, ENP has agreed to customary restrictions in the way it conducts its business.

On July 26, 2011, the board of directors of the General Partner declared an ENP cash distribution for the second quarter of 2011 to unitholders of record as of the close of business on August 5, 2011 of $0.47 per unit or approximately $21.6 million of which $10.1 million is expected to be paid to the General Partner and its affiliates.  The distribution is expected to be paid to unitholders on or about August 12, 2011.

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

Introduction

In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:

• Recent Developments
• Overview of Business
• Second Quarter 2011 Highlights
• Results of Operations
o	Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010
o	Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
• Capital Commitments, Capital Resources, and Liquidity
• Non-GAAP Financial Measure
• Critical Accounting Policies and Estimates

Recent Developments

On December 31, 2010, Denbury Resources Inc. (together with its subsidiaries, “Denbury”), a publicly traded Delaware corporation, sold its ownership interests in ENP and the General Partner to Vanguard Natural Gas, LLC (“VNG”), a wholly-owned subsidiary of Vanguard, for $300.0 million in cash and approximately 3.14 million Vanguard common units (the “Vanguard Acquisition”).  Denbury sold the entity which owns 100 percent of the General Partner and approximately 20.9 million ENP common units, or approximately 46.1 percent of ENP’s outstanding common units.

On June 22, 2011, pursuant to two Purchase and Sale Agreements (the “Purchase Agreements”), ENP agreed to acquire producing oil and natural gas assets in the Permian Basin in West Texas (the “Purchased Assets”) from an undisclosed seller.  ENP and Vanguard each agreed to purchase 50% of the Purchased Assets for $42.5 million and each paid the seller a non-refundable deposit of $4.25 million.  The effective date of this acquisition is May 1, 2011. We completed this acquisition on July 29, 2011 for an adjusted purchase price of $40.7 million, subject to customary post-closing adjustments to be determined.  The purchase price was funded with borrowings under our Credit Agreement.  The interests acquired by ENP have estimated total net proved reserves of 2.74 million barrels of oil equivalent, of which approximately 70% are oil and natural gas liquids reserves and are 100% proved developed.

On July 11, 2011, Vanguard and ENP announced the execution of a definitive agreement that would result in a merger whereby ENP would become a wholly-owned subsidiary of VNG, through a unit-for-unit exchange.  Under the terms of the definitive agreement, ENP’s public unitholders would receive 0.75 Vanguard common units in exchange for each ENP common unit they own at closing.  The transaction will result in approximately 18.4 million additional common units being issued by Vanguard.  The terms of the definitive agreement were unanimously approved by the members of the ENP Conflicts Committee, who negotiated the terms on behalf of ENP and is comprised solely of independent directors.  In addition, Jefferies & Company, Inc., has issued a fairness opinion to the ENP Conflicts Committee stating that they believe the exchange ratio is fair, from a financial point of view, to the unaffiliated unitholders of ENP.

The completion of the merger is subject to approval by a majority of the outstanding ENP common units and also subject to the approval of the issuance of additional Vanguard common units in connection with the merger by the affirmative vote of a majority of the votes cast by Vanguard unitholders.  Completion of the merger, assuming the requisite unitholder votes are obtained and subject to other customary terms and conditions, is expected to occur during the fourth quarter of 2011. On August 2, 2011, ENP and Vanguard filed a Registration Statement on Form S-4 with the SEC, which has not been declared effective.  The Registration Statement incorporates a joint proxy statement/prospectus which ENP and Vanguard plan to mail to their respective unitholders in connection with obtaining unitholder approval of the proposed merger.  Pending completion of the merger, ENP has agreed to customary restrictions in the way it conducts its business.

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

Second Quarter 2011 Highlights

Our financial and operating results for the second quarter of 2011 included the following:

•
Our average realized oil price increased 31 percent to $90.90 per Bbl after consideration of a negative 11.4 percent ($11.66 per Bbl) oil differential to NYMEX as compared to $69.27 per Bbl and a negative 11.3 percent ($8.85 per Bbl) oil differential to NYMEX in the second quarter of 2010.  Our average realized natural gas price was $4.31 per Mcf for the second quarter 2011 as compared to $4.32 per Mcf in the second quarter of 2010.

•
Our oil, natural gas and NGLs revenues increased 21 percent to $54.4 million as compared to $44.8 million in the second quarter of 2010.  Oil represented approximately 64 percent and 65 percent of our total production in the second quarter of 2011 and 2010, respectively.

•	Average daily production volumes decreased three percent on a BOE basis from 8,841 BOE/D during the second quarter of 2010 to 8,534 BOE/D during the second quarter of 2011.
•
Our production margin increased 28 percent to $37.9 million as compared to $29.6 million in the second quarter of 2010.  Total oil and natural gas wellhead revenues per BOE increased by 26 percent while total production expenses per BOE increased by 12 percent.  On a per BOE basis, our production margin increased 33 percent to $48.86 per BOE as compared to $36.82 per BOE for the second quarter of 2010.

•	We invested $1.5 million in development and exploitation activities during the second quarter of 2011.
•
Our net income was $41.2 million ($0.90 per common unit) as compared to a net income of $26.5 million ($0.58 per common unit) for the second quarter of 2010 primarily due to a $9.6 million increase in our oil, natural gas and NGLs revenues and a $8.3 million increase in mark-to-market gains on our commodity derivatives contracts.

See “Results of Operations” and “Capital Commitments, Capital Resources, and Liquidity” for additional discussion of these items.

ENCORE ENERGY PARTNERS LP

Results of Operations

Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended June 30,		Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands):
Oil	$45,035	$35,957	$9,078	25%
Natural gas	6,268	6,288	(20)	0%
Natural gas liquids	3,085	2,537	548	22%
Total oil, natural gas and natural gas liquids revenues	54,388	44,782	9,606	21%
Marketing	34	77	(43)	-56%
Commodity derivatve fair value gain (loss) - realized	(1,453)	1,324	(2,777)	-210%
Commodity derivatve fair value gain - unrealized	23,529	15,264	8,265	54%
Total revenues	$76,498	$61,447	$15,051	24%

Average realized prices:
Oil ($/Bbl)	$90.90	$69.27	$21.63	31%
Natural gas ($/Mcf)	$4.31	$4.32	$(0.01)	0%
Natural gas liquids ($/Bbl)	$79.58	$59.49	$20.09	34%
Combined ($/BOE)	$70.03	$55.66	$14.37	26%

Total production volumes:
Oil (MBbls)	495	519	(24)	-5%
Natural gas (MMcf)	1,455	1,457	(2)	0%
Natural gas liquids (MBbls)	39	43	(4)	-9%
Combined (MBOE)	777	805	(28)	-3%

Average daily production volumes:
Oil (Bbls/D)	5,444	5,704	(260)	-5%
Natural gas (Mcf/D)	15,984	16,011	(27)	0%
Natural gas liquids (Bbls/D)	426	469	(43)	-9%
Combined (BOE/D)	8,534	8,841	(307)	-3%

Average NYMEX prices:
Oil (per Bbl)	$102.56	$78.12	$24.44	31%
Natural gas (per Mcf)	$4.31	$4.35	$(0.04)	-1%

The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended June 30,
	2011	2010
Average realized oil price ($/Bbl)	$90.90	$69.27
Average NYMEX ($/Bbl)	$102.56	$78.12
Differential to NYMEX	$(11.66)	$(8.85)
Average realized oil price to NYMEX percentage	89%	89%

Average realized natural gas price ($/Mcf)	$4.31	$4.32
Average NYMEX ($/Mcf)	$4.31	$4.35
Differential to NYMEX	$-	$(0.03)
Average realized natural gas price to NYMEX percentage	100%	99%

Our average realized oil price as a percentage of the average NYMEX price was 89 percent in both the second quarter of 2011 and the second quarter of 2010.  Our average realized natural gas price as a percentage of the average NYMEX price was 100 percent in the second quarter of 2011 as compared to 99 percent in the second quarter of 2010.  Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production.

Oil revenues increased 25 percent from $36.0 million in the second quarter of 2010 to $45.0 million in the second quarter of 2011 as a result of a $21.63 per Bbl increase in our average realized oil price partially offset by a 24 MBbls decrease in our oil production volumes.  Our higher average realized oil price increased oil revenues by approximately $11.2 million and was primarily due to a higher average NYMEX price, which increased from $78.12 per Bbl in the second quarter of 2010 to $102.56 per Bbl in the second quarter of 2011.  Our lower oil production volumes decreased oil revenues by approximately $2.2 million and were primarily due to normal production declines in the Big Horn Basin.

Natural gas revenues remained constant at $6.3 million in the second quarter of 2011 and in the second quarter of 2010.  Our average realized natural gas price decreased $0.01 per Mcf on production comparable to the prior year.  Our lower average realized natural gas price decreased natural gas revenues by approximately $0.02 million and was primarily due to a lower average NYMEX price, which decreased from $4.35 per Mcf in the second quarter of 2010 to $4.31 per Mcf in the second quarter of 2011.

ENCORE ENERGY PARTNERS LP

Expenses.  The following table summarizes our expenses for the periods indicated:

	Three months ended June 30,		Increase / (Decrease)
	2011	2010	$	%
Expenses (in thousands):
Production:
Lease operating	$10,737	$10,262	$475	5%
Production and other taxes	5,703	4,891	812	17%
Total production expenses	16,440	15,153	1,287	8%
Other:
Depletion, depreciation, and amortization	11,454	12,839	(1,385)	-11%
Exploration	-	55	(55)	-100%
General and administrative	4,929	3,543	1,386	39%
Total operating expenses	32,823	31,590	1,233	4%
Interest	2,214	2,307	(93)	-4%
Interest rate derivative fair value loss - realized	441	969	(528)	-54%
Interest rate derivative fair value (gain) loss - unrealized	(228)	45	(273)	-607%
Other	(8)	(13)	5	-38%
Income tax provision	83	85	(2)	-2%
Total expenses	$35,325	$34,983	$342	1%

Expenses (per BOE):
Production:
Lease operating	$13.83	$12.76	$1.07	8%
Production and other taxes	7.34	6.09	1.25	21%
Total production expenses	21.17	18.85	2.32	12%
Other:
Depletion, depreciation, and amortization	14.75	15.96	(1.21)	-8%
Exploration	-	0.07	(0.07)	-100%
General and administrative	6.35	4.40	1.95	44%
Total operating expenses	42.27	39.28	2.99	8%
Interest	2.85	2.87	(0.02)	-1%
Interest rate derivative fair value loss - realized	0.57	1.20	(0.63)	-53%
Interest rate derivative fair value (gain) loss - unrealized	(0.29)	0.06	(0.35)	-583%
Other	(0.01)	(0.02)	0.01	-50%
Income tax provision	0.11	0.11	-	0%
Total expenses	$45.50	$43.50	$2.00	5%

Production expenses.  Production expenses attributable to LOE increased only slightly from $10.3 million in the second quarter of 2010 to $10.7 million in the second quarter of 2010 in line with management’s expectations.

Production expenses attributable to production and other taxes increased from $4.9 million in the second quarter of 2010 to $5.7 million in the second quarter of 2011 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes decreased from 10.9 percent in the second quarter of 2010 to 10.5 percent in the second quarter of 2011.

Depletion, depreciation, and amortization (“DD&A”) expense.  DD&A expense decreased $1.4 million from $12.8 million in the second quarter of 2010 to $11.4 million in the second quarter of 2011 primarily due to lower production volumes and lower proved reserves in the second quarter of 2011 compared to the same period in 2010.

General and administrative (“G&A”) expense. G&A expense increased $1.4 million to $4.9 million in the second quarter of 2011 as compared to $3.5 million in the second quarter of 2010.  Higher corporate costs related to the merger and higher rent, compensation related expenses and insurance expenses in the second quarter of 2011 were offset by lower professional fees when compared to the second quarter of 2010. Professional fees incurred in the second quarter 2010 included acquisition and divestiture costs related to the acquisition of properties from Encore Operating.

Interest expense.  Interest expense decreased from $2.3 million in the second quarter of 2010 to $2.2 million in the second quarter of 2011 primarily due to lower weighted average outstanding borrowings under our Credit Agreement.

Interest rate derivative fair value gain (loss).  Please read Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Six months ended June 30,		Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands):
Oil	$84,055	$71,967	$12,088	17%
Natural gas	12,061	14,910	(2,849)	-19%
Natural gas liquids	5,424	6,480	(1,056)	-16%
Total oil, natural gas and natural gas liquids revenues	101,540	93,357	8,183	9%
Marketing	81	147	(66)	-45%
Commodity derivatve fair value gain (loss) - realized	(4,798)	617	(5,415)	-878%
Commodity derivatve fair value gain (loss) - unrealized	(24,596)	21,443	(46,039)	-215%
Total revenues	$72,227	$115,564	$(43,337)	-38%

Average realized prices:
Oil ($/Bbl)	$85.30	$71.36	$13.94	20%
Natural gas ($/Mcf)	$4.25	$5.02	$(0.77)	-15%
Natural gas liquids ($/Bbl)	$67.86	$56.99	$10.87	19%
Combined ($/BOE)	$66.01	$57.71	$8.30	14%

Total production volumes:
Oil (MBbls)	985	1,008	(23)	-2%
Natural gas (MMcf)	2,838	2,972	(134)	-5%
Natural gas liquids (MBbls)	80	114	(34)	-30%
Combined (MBOE)	1,538	1,618	(80)	-5%

Average daily production volumes:
Oil (Bbls/D)	5,444	5,572	(128)	-2%
Natural gas (Mcf/D)	15,678	16,420	(742)	-5%
Natural gas liquids (Bbls/D)	442	628	(186)	-30%
Combined (BOE/D)	8,499	8,937	(438)	-5%

Average NYMEX prices:
Oil (per Bbl)	$98.33	$78.37	$19.96	25%
Natural gas (per Mcf)	$4.21	$4.69	$(0.48)	-10%

The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Six months ended June 30,
	2011	2010
Average realized oil price ($/Bbl)	$85.30	$71.36
Average NYMEX ($/Bbl)	$98.33	$78.37
Differential to NYMEX	$(13.03)	$(7.01)
Average realized oil price to NYMEX percentage	87%	91%

Average realized natural gas price ($/Mcf)	$4.25	$5.02
Average NYMEX ($/Mcf)	$4.21	$4.69
Differential to NYMEX	$0.04	$0.33
Average realized natural gas price to NYMEX percentage	101%	107%

Our average realized oil price as a percentage of the average NYMEX price was 87 percent in the first six months of 2011 as compared to 91 percent in the first six months of 2010.  Our average realized natural gas price as a percentage of the average NYMEX price was 101 percent in the first six months of 2011 as compared to 107 percent in the first six months of 2010.  Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production.

Oil revenues increased 17 percent from $72.0 million in the first six months of 2010 to $84.1 million in the first six months of 2011 as a result of a $13.94 per Bbl increase in our average realized oil price partially offset by a 23 MBbls decrease in our oil production volumes.  Our higher average realized oil price increased oil revenues by approximately $14.1 million and was primarily due to a higher average NYMEX price, which increased from $78.37 per Bbl in the first six months of 2010 to $98.33 per Bbl in the first six months of 2011. However, we did not reap the entire benefit of the 25 percent increase in the NYMEX oil price due to significant widening of the basis differential received on our oil. Our negative differential to NYMEX oil pricing increased from $7.01 in first six months of 2010 to $13.03 in the first six months of 2011.

Natural gas revenues decreased 19 percent from $14.9 million in the first six months of 2010 to $12.1 million in the first six months of 2011 as a result of a $0.77 per Mcf decrease in our average realized natural gas price and a five percent decrease in our natural gas production volumes.  Our lower average realized natural gas price decreased natural gas revenues by approximately $2.3 million and was primarily due to a lower average NYMEX price, which decreased from $4.69 per Mcf in the first six months of 2010 to $4.21 per Mcf in the first six months of 2011.  Our lower natural gas production volumes were primarily due to natural production declines in our Permian Basin area and some weather related production outages in the Big Horn Basin.

ENCORE ENERGY PARTNERS LP

Expenses.  The following table summarizes our expenses for the periods indicated:

	Six months ended June 30,		Increase / (Decrease)
	2011	2010	$	%
Expenses (in thousands):
Production:
Lease operating	$18,747	$21,639	$(2,892)	-13%
Production and other taxes	10,025	10,199	(174)	-2%
Total production expenses	28,772	31,838	(3,066)	-10%
Other:
Depletion, depreciation, and amortization	23,068	25,690	(2,622)	-10%
Exploration	-	76	(76)	-100%
General and administrative	8,259	7,271	988	14%
Total operating expenses	60,099	64,875	(4,776)	-7%
Interest	4,384	4,684	(300)	-6%
Interest rate derivative fair value loss - realized	1,413	1,951	(538)	-28%
Interest rate derivative fair value (gain) loss - unrealized	(623)	104	(727)	-699%
Other	(9)	(38)	29	-76%
Income tax provision	195	111	84	76%
Total expenses	$65,459	$71,687	$(6,228)	-9%

Expenses (per BOE):
Production:
Lease operating	$12.19	$13.37	$(1.18)	-9%
Production and other taxes	6.52	6.30	0.22	3%
Total production expenses	18.71	19.67	(0.96)	-5%
Other:
Depletion, depreciation, and amortization	15.00	15.88	(0.88)	-6%
Exploration	-	0.05	(0.05)	-100%
General and administrative	5.37	4.49	0.88	20%
Total operating expenses	39.08	40.09	(1.01)	-3%
Interest	2.85	2.89	(0.04)	-1%
Interest rate derivative fair value loss - realized	0.92	1.21	(0.29)	-24%
Interest rate derivative fair value gain (loss) - unrealized	(0.41)	0.06	(0.47)	-783%
Other	(0.01)	(0.02)	0.01	-50%
Income tax provision	0.13	0.07	0.06	86%
Total expenses	$42.56	$44.30	$(1.74)	-4%

Production expenses.  Production expenses attributable to LOE decreased $2.9 million from $21.6 million in the first six months of 2010 to $18.7 million in the first six months of 2011 primarily due to lower than anticipated costs for work in progress at year end resulting in a $1.6 million offset to current year activity.  Current year LOE excluding this offset was $20.3 million consistent with management’s expectations.  This amount was still lower than the prior year due to workover costs in the Big Horn Basin in the first quarter of 2010 as well as bonus and non-cash stock compensation costs associated with the field employees in the first quarter of 2010 that were not incurred for the same period in 2011.

Production expense attributable to production and other taxes decreased from $10.2 million in the first six months of 2010 to $10.0 million in the first six months of 2011 primarily due to lower ad valorem taxes accrued and anticipated in the first half of 2011 compared to the same period in 2010.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes decreased from 11.7 percent in the first six months of 2010 to 9.9 percent in the first six months of 2011.

Depletion, depreciation, and amortization (“DD&A”) expense.  DD&A expense decreased $2.6 million from $25.7 million in the first six months of 2010 to $23.1 million in the first six months of 2011 primarily due to lower production volumes in the first six months of 2011 compared to the same period in 2010.

General and administrative (“G&A”) expense. G&A expense increased $1.0 million from $7.3 million in the first six months of 2010 to $8.3 million in the first six months of 2011.  Higher corporate costs related to the Merger and higher rent, compensation related expenses and insurance expenses in the first six months of 2011 were offset by lower professional fees and non-cash compensation related expenses when compared to the first six months of 2010. A $1.0 million non-refundable retainer fee was paid to an investment bank in the first six months of 2010 related to the acquisition of properties from Encore Operating and the acceleration of phantom unit vesting in conjunction with the merger of EAC with and into Denbury resulted in the recognition of unit-based compensation expense of approximately $0.7 million of during the six months ended June 30, 2010.

Interest expense.  Interest expense decreased $0.3 million from $4.7 million in the first six months of 2010 to $4.4 million in the first six months of 2011 primarily due to lower weighted average outstanding borrowings under our Credit Agreement.

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

The following table illustrates information regarding our distributions of available cash for the periods indicated:

	Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
2011					(in thousands)
Quarter ended June 30	7/26/2011	$0.4700	8/12/2011	(a)	$21,617	(a)
Quarter ended March 31	4/28/2011	$0.4900	5/13/2011		$22,533

2010
Quarter ended December 31	1/27/2011	$0.5000	2/14/2011		$22,992
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010		$22,923
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010		$22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		$22,923
____________
(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.

Development, exploitation, and exploration of oil and natural gas properties.  The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Development and exploitation	$1,474	$1,709	$2,713	$2,240
Exploration	-	46	-	66
Total	$1,474	$1,755	$2,713	$2,306

Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities.  Under Vanguard, our development capital is expected to increase significantly in 2011 in an attempt to reduce the impact of declines in our production as seen in 2010.  Our capital budget for the remainder of 2011 is expected to be between $14.0 million and $16.5 million, dependent on our maintenance capital requirements and excluding proved property acquisitions.  This expected increase in capital expenditures will reduce the amount of cash available for distribution in the near-term and may require a further reduction of the quarterly cash distribution to unitholders in the near-term.

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

Contractual obligations.  We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, the Credit Agreement, derivative contracts, operating leases, and development commitments.  Neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our 2010 Annual Report on Form 10-K.  Our derivative contracts, which are recorded at fair value in our balance sheets, are discussed in Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”

Please read “Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Contractual obligations” included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K for additional information regarding our commitments and obligations.

Other contingencies and commitments. Historically, Encore Operating provided administrative services for us, including accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement.  In addition, Encore Operating provided all personnel and any facilities, goods, and equipment necessary to perform these services and not otherwise provided by us.  Encore Operating was not liable to us for its performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constituted gross negligence or willful misconduct.  On December 31, 2010, Encore Operating’s duties under the administrative services agreement were assigned to VNG pursuant to the Vanguard Acquisition.

The administrative fee was $2.02 per BOE of our production for such services from April 1, 2009 to March 31, 2010 and $2.06 per BOE from April 1, 2010 through March 31, 2011.  Effective April 1, 2011 the administrative fee decreased to $2.05 per BOE of our production as a result of the COPAS Wage Index Adjustment.  We also reimbursed Encore Operating for actual third-party expenses incurred on our behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG received the same fees and reimbursements for services performed during the first half of 2011 as previously received by Encore Operating.

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

Capital resources

Cash flows from operating activities.  Cash provided by operating activities decreased $14.9 million from $73.6 million during the first six months of 2010 to $58.7 million during the first six months of 2011, primarily due to decreased settlements received on our commodity derivative contracts of $6.3 million as a result of higher commodity prices in the second quarter of 2011 and a decrease in the level of cash provided by accounts receivable, primarily from the timing effect of cash collections, partially offset by an increase in our production margin.

Cash flows from investing activities.  Cash used in investing activities increased $4.8 million from $3.1 million during the first six months of 2010 to $7.9 million during the first six months of 2011, primarily due to a $4.7 million in amounts paid for deposits and prepayments of oil and natural gas properties.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on our Credit Agreement, distributions to unitholders, and issuances of our common units.  We periodically draw on our Credit Agreement to fund acquisitions and other capital commitments.

During the first six months of 2011, we used net cash of $49.5 million in financing activities, including $45.5 million in distributions to unitholders and net repayments of $4.0 million under our Credit Agreement.  Net repayments decreased the outstanding borrowings under our Credit Agreement from $234.0 million at December 31, 2010 to $230.0 million at June 30, 2011.

During the first six months of 2010, we used net cash of $57.5 million in financing activities, including $47.5 million of distributions to unitholders and net repayments of $10.0 million under our Credit Agreement. Net repayments decreased the outstanding borrowings in the Credit Agreement from $255.0 million at December 31, 2009 to $245.0 million at June 30, 2010.

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

Our capital budget for the remainder of 2011 is expected to be between $14.0 million and $16.5 million, dependent on our maintenance capital requirements and excluding proved property acquisitions.  The level of these and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing normal expenditures using internally generated cash flow and availability under our Credit Agreement.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices.  During the first six months of 2011, our average realized oil prices increased by 20 percent and our natural gas prices decreased by 15 percent, as compared to our average realized prices for each in the first six months of 2010.  Realized oil and natural gas prices fluctuate widely in response to changing market forces.  If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our Credit Agreement, and ability to pay distributions may be adversely impacted.  Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our Credit Agreement and thereby affect our liquidity.  However, we have protected approximately two-thirds of our forecasted oil and natural gas production through 2014 against declining commodity prices to certain levels using commodity derivative contracts.  On the other hand, if there is an increase in commodity prices above the ceiling prices in our commodity derivative contracts, those contracts would prevent us from realizing the benefits of those price increases.  Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Sensitivity” and Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

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

The Credit Agreement matures on March 7, 2012; therefore, all outstanding borrowings under the Credit Agreement are reflected as a current liability at June 30, 2011.  In July 2011, Vanguard began the syndication of a new credit facility that would retire all of the outstanding debt of ENP upon the consummation of the proposed merger with Vanguard.  In the event that the merger is not consummated, we will continue to evaluate our options which, based on discussions with lenders, include extending the term of the ENP Credit Agreement or refinancing under a new revolving credit facility.

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

The Credit Agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for our account or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $475.0 million.  Availability under the Credit Agreement was subject to a borrowing base of $400.0 million, which is redetermined semi-annually and upon requested special redeterminations.  As of June 30, 2011, there were $230.0 million of outstanding borrowings and $170.0 million of borrowing capacity under the Credit Agreement.  After taking into consideration the funding of the recently closed acquisition in the Permian Basin, on August 4, 2011, there were $254.0 million of outstanding borrowings and $146.0 million of borrowing capacity under the Credit Agreement.

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

  The Credit Agreement contains customary events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of June 30, 2011, we were in compliance with all covenants under the Credit Agreement.

Capitalization.  At June 30, 2011, we had total assets of $628.3 million and total capitalization of $541.4 million, of which 58 percent was represented by partners’ equity and 42 percent by our Credit Agreement.  At December 31, 2010, we had total assets of $641.3 million and total capitalization of $583.0 million, of which 60 percent was represented by partners’ equity and 40 percent by our Credit Agreement.  The percentages of our capitalization represented by partners’ equity and our Credit Agreement could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Non-GAAP Financial Measure

Adjusted EBITDAX

We define Adjusted EBITDAX as net income (loss) plus:

•	Net interest expense, including write-off of deferred financing fees and realized gains and losses on interest rate derivative contracts;

•	Depletion, depreciation and amortization (including accretion of asset retirement obligations);

•	Exploration expense;

•	Amortization of premiums paid on derivative contracts;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Income taxes;

•	Unit-based compensation expense;

•	Material transaction costs incurred on acquisitions and mergers; and

•	Non-cash debt related expense.

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

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, Adjusted EBITDAX increased seven percent from $30.1 million to $32.3 million.  For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, Adjusted EBITDAX increased four percent from $61.9 million to $64.6 million.  The following table presents a reconciliation of consolidated net income (loss) to Adjusted EBITDAX (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$41,173	$26,464	$6,768	$43,877
Plus:
Net interest expense, including realized losses on interest rate derivative contracts	2,654	3,263	5,795	6,597
Depletion, depreciation and amortization	11,454	12,839	23,068	25,690
Exploration expense	-	55	-	76
Amortization of premiums paid on derivative contracts	-	2,448	3,953	4,868
Unrealized (gains) losses on commodity and interest rate derivative contracts	(23,757)	(15,219)	23,973	(21,339)
Income taxes	83	85	195	111
Unit-based compensation expense	265	135	445	1,041
Material transaction costs incurred on acquisitions and mergers	407	-	407	-
Non-cash debt related expense	-	-	-	938
Adjusted EBITDAX	$32,279	$30,070	$64,604	$61,859

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

Commodity Price Sensitivity

Our commodity derivative contracts are discussed in Note 4 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”  As of June 30, 2011, the fair market value of our commodity derivative contracts was a net liability of approximately $47.3 million, of which $9.1 million settles during the next twelve months.

Interest Rate Sensitivity

Our Credit Agreement is discussed in Note 6 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”  At June 30, 2011, we had outstanding borrowings under our Credit Agreement of $230.0 million, $50.0 million of which has a fixed interest rate pursuant to an interest rate swap through March 2012 and the remainder is subject to floating market rates of interest that are linked to the Eurodollar rate.  At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $0.03 million of interest expense per year, and if the Eurodollar rate decreased by 10 percent, we would incur $0.03 million less of interest expense per year.

Our interest rate swaps are discussed in Note 4 of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements.”  As of June 30, 2011, the fair market value of our interest rate swaps was a net liability of approximately $0.8 million.

Counterparty Risk

At June 30, 2011, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses (in thousands):

	Bank of America	Credit Agricole S.A.	BNP Paribas	The Bank of Nova Scotia	Wells Fargo Bank, N.A.	RBC Bank	Natixis S. A.
	(A+)	(A+)	(AA)	(AA-)	(AA)	(BBB)	(A+)	Total
Current asset	$-	$-	$-	$18	$-	$632	$205	$855
Current liability	(819)	(3,410)	(2,728)	-	(3,795)	-	-	(10,752)
Long-term liability	-	(9,824)	(6,183)	(3,577)	(9,720)	(8,570)	(378)	(38,252)
Total amount owed to counterparty	$(819)	$(13,234)	$(8,911)	$(3,559)	$(13,515)	$(7,938)	$(173)	$(48,149)

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the General Partner, in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On December 31, 2010, Vanguard completed the acquisition of all of the member interest in the General Partner and 20,924,055 common units representing limited partnership interests in us, representing a 46.6% aggregate equity interest in us at June 30, 2011. Pursuant to the Vanguard Acquisition, the functions of the ENP accounting department were transitioned to Houston and integrated with VNG’s and our books and records were converted to a new accounting software. As a result, our management is continuing to implement new processes and modify existing processes.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to ongoing legal proceedings in the ordinary course of business.  Our general partner’s management does not believe the result of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, liquidity, or ability to pay distributions.

Additionally, the following pending litigation is outstanding related to the proposed merger with Vanguard.  On March 29, 2011, John O’Neal, a purported unitholder of ENP filed a class action complaint in the 125th Judicial District of Harris County, Texas on behalf of unitholders of ENP.  Similar actions were filed on April 4, 2011 by Jerry P. Morgan and on April 5, 2011 by Herbert F. Rower in other Harris County district courts.  The O’Neal, Morgan, and Rower actions were consolidated on June 5, 2011 as John O’Neal v. Encore Energy Partners, L.P., et al., Case Number 2011-19340, which is pending in the 125th Judicial District Court of Harris County.  On July 13, 2011, plaintiffs in the consolidated O’Neal action filed an amended putative class action complaint alleging breaches of fiduciary duty and aiding and abetting breach of fiduciary duty claims against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, VNG, Vanguard Acquisition Company, LLC, and Vanguard.  Plaintiffs seek an injunction prohibiting the merger from going forward and compensatory damages if the merger is consummated.  The defendants named in the Texas lawsuits intend to defend vigorously against them.

On April 5, 2011, Stephen Bushansky, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP.  Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011.  The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP.  On June 21, 2011, those plaintiffs jointly filed a consolidated class action complaint naming as defendants ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, and Vanguard. That putative class action complaint alleges, among other things, that defendants breached contractual duties owed to ENP’s unitholders under the applicable partnership agreement by proposing and recommending the proposed merger.  Plaintiffs seek an injunction prohibiting the proposed merger from going forward and compensatory damages if the proposed merger is consummated.  In response, Vanguard has filed a motion to dismiss and it intends to defend vigorously against this lawsuit.

Vanguard and ENP cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of this filing, nor can Vanguard and ENP predict the amount of time and expense that will be required to resolve these lawsuits. Vanguard, ENP and the other defendants named in these lawsuits intend to defend vigorously against these and any other actions.

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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act’s (the “SDWA”) Underground Injection Control Program and has begun the process of drafting guidance documents on regulating requirements for companies that plan to conduct hydraulic fracturing using diesel fuel.   A number of federal agencies are analyzing a variety of environmental issues associated with hydraulic fracturing.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with initial results expected to be available by late 2012 and final results by 2014.  In addition, U.S. Department of Energy (“DOE”) and the U.S. Government Accountability Office have undertaken studies related to hydraulic fracturing operations, and the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. A committee of the United States House of Representatives also has conducted an investigation of hydraulic fracturing practices. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  Legislation also has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations, including the states in which we operate. For example, on June 17, 2011, Texas signed into law a bill that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulations oil and natural gas production) and the public.  The disclosure of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based upon allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Recently Proposed Rules Regulating Air Emissions from Oil and Gas Operations Could Cause Us to Incur Increased Capital Expenditures and Operating Costs.

On July 28, 2011, the Environmental Protection Agency ("EPA") proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds ("VOCs") and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.  EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.  The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment.  In addition, the rules would establish new leak detection requirements for natural gas processing plants.  EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012.  If finalized, these rules could require a number of modifications to our operations including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

10.1
Purchase and Sale Agreement, dated June 22, 2011 among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EnerVest Institutional Fund X-A, L.P. and EnerVest Institutional Fund X-WI, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 23, 2011).

10.2
Purchase and Sale Agreement, dated June 22, 2011 among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EV Properties, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 23, 2011).

10.3
Agreement and Plan of Merger, dated July 10, 2011 among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners L.P. and Encore Energy Partners GP LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on July 11, 2011).

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

Date:  August 8, 2011

ENCORE ENERGY PARTNERS LP

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

10.1
Purchase and Sale Agreement, dated June 22, 2011 among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EnerVest Institutional Fund X-A, L.P. and EnerVest Institutional Fund X-WI, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 23, 2011).

10.2
Purchase and Sale Agreement, dated June 22, 2011 among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EV Properties, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on June 23, 2011).

10.3
Agreement and Plan of Merger, dated July 10, 2011 among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners L.P. and Encore Energy Partners GP LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on July 11, 2011).

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