Form 10-Q
period 2011-09-30
Encore Energy Partners LP
filed 2011-11-08
CIK 1398664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

Number of common units outstanding as of November 4, 2011: 45,484,863

ENCORE ENERGY PARTNERS LP

ENCORE ENERGY PARTNERS LP

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Quarterly Report on Form 10-Q (the “Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

Other factors that could cause our actual results to differ from our projected results are described in (1) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”), (2) our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2011 and June 30, 2011, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”) and (4) other public announcements we make from time to time.

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

PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
ENCORE ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$651	$1,380
Accounts receivable - trade	34,260	22,795
Derivatives	14,813	2,604
Other	2,172	470
Total current assets	51,896	27,249

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	1,002,851	857,999
Unproved properties	41	17
Accumulated depletion, depreciation, and amortization	(294,014)	(259,575)
	708,878	598,441
Other property and equipment	1,694	1,327
Accumulated depreciation	(669)	(613)
	1,025	714

Goodwill	9,290	9,290
Other intangibles, net	2,784	3,012
Derivatives	15,884	836
Other	318	1,778
Total assets	$790,075	$641,320

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$2,021	$2,103
Affiliate	1,490	98
Accrued liabilities:
Lease operating	4,717	4,550
Development capital	1,736	890
Interest	375	298
Production and other taxes	14,235	10,109
Derivatives	66	3,530
Oil and natural gas revenues payable	3,276	1,730
Credit agreement	356,000	-
Other	2,497	1,278
Total current liabilities	386,413	24,586

Derivatives	241	20,681
Future abandonment cost, net of current portion	16,785	13,080
Deferred taxes	63	11
Credit agreement	-	234,000
Total liabilities	403,502	292,358

Commitments and contingencies (see Note 12)

Partners' equity:
Limited partners - public, 24,560,808 and 24,417,542 common units issued
and outstanding, respectively	349,912	340,126
Limited partners - affiliates, 20,924,055 common units issued and outstanding	36,674	10,125
General partner - 504,851 general partner units issued and outstanding	309	(94)
Accumulated other comprehensive loss	(322)	(1,195)
Total partners' equity	386,573	348,962
Total liabilities and partners' equity	$790,075	$641,320

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Oil	$38,814	$33,765	$122,869	$105,732
Natural gas	8,811	6,497	20,872	21,407
Natural gas liquids	3,554	2,521	8,978	9,001
Marketing	126	60	207	207
Commodity derivative fair value gain (loss) - realized	(2,818)	1,342	(7,616)	1,959
Commodity derivative fair value gain (loss) - unrealized	82,914	(8,922)	58,318	12,521
Total revenues	131,401	35,263	203,628	150,827

Expenses:
Production:
Lease operating	10,451	9,268	29,198	30,907
Production and other taxes	5,647	4,752	15,672	14,951
Depletion, depreciation, amortization and accretion	12,500	12,782	35,568	38,472
Exploration	-	53	-	129
General and administrative	4,451	2,817	12,710	10,088
Total expenses	33,049	29,672	93,148	94,547

Operating income	98,352	5,591	110,480	56,280

Other income (expenses):
Interest	(2,646)	(2,303)	(7,030)	(6,987)
Interest rate derivative fair value loss - realized	(445)	(974)	(1,858)	(2,925)
Interest rate derivative fair value gain (loss) - unrealized	523	(29)	1,146	(133)
Net gain on acquisition of oil and natural gas properties	815	-	815	-
Other	70	9	79	47
Total other expenses	(1,683)	(3,297)	(6,848)	(9,998)

Income before income taxes	96,669	2,294	103,632	46,282
Income tax benefit (provision)	(220)	147	(415)	36

Net income	$96,449	$2,441	$103,217	$46,318

Net income allocation (see Note 9):
Limited partners' interest in net income	$95,391	$2,419	$102,084	$45,813
General partner's interest in net income	$1,058	$22	$1,133	$505

Net income per common unit:
Basic	$2.10	$0.05	$2.24	$1.01
Diluted	$2.10	$0.05	$2.24	$1.01

Weighted average common units outstanding:
Basic	45,487	45,342	45,481	45,328
Diluted	45,487	45,342	45,481	45,336

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per unit amounts)
(unaudited)

					Accumulated
					Other	Total
	Limited Partners		General Partner		Comprehensive	Partners'
	Units	Amount	Units	Amount	Loss	Equity

Balance at January 1, 2010	45,285	$409,777	505	$(353)	$(3,420)	$406,004
Net contributions from owners	-	(2)	-	935	-	933
Non-cash equity-based compensation	-	1,323	-	8	-	1,331
Vesting of phantom units	57	-	-	-	-	-
Other	-	(216)	-	(3)	-	(219)
Cash distributions to unitholders ($2.0375 per unit)	-	(92,353)	-	(1,029)	-	(93,382)
Components of comprehensive income:
Net income attributable to unitholders	-	31,722	-	348	-	32,070
Change in deferred hedge loss on interest rate swaps,
net of tax of $7	-	-	-	-	2,225	2,225
Total comprehensive income						34,295
Balance at December 31, 2010	45,342	350,251	505	(94)	(1,195)	348,962
Non-cash equity-based compensation	143	660	-	7	-	667
Cash distributions to unitholders ($0.50 per unit to unitholders of record February 7, 2011, $0.49 per unit to
unitholders of record May 6, 2011 and $0.47 per unit
to unitholders of record August 5, 2011)	-	(66,409)	-	(737)	-	(67,146)
Components of comprehensive income:
Net income attributable to unitholders	-	102,084	-	1,133	-	103,217
Settlement of interest rate cash flow hedges in
comprehensive loss	-	-	-	-	873	873
Total comprehensive income						104,090
Balance at September 30, 2011	45,485	$386,586	505	$309	$(322)	$386,573

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$103,217	$46,318
Adjustments to reconcile net income to net cash provided
by operating activities:
Depletion, depreciation, amortization and accretion	35,568	38,472
Deferred taxes	127	(55)
Non-cash equity-based compensation expense	667	1,043
Non-cash derivative gain	(50,424)	(5,046)
Gain on acquisitions of oil and natural gas properties	(815)	-
Other	1,143	2,182
Changes in operating assets and liabilities:
Accounts receivable	(12,616)	13,169
Other current assets	(514)	(36)
Other assets	-	(15)
Accounts payable	2,461	(583)
Other current liabilities	7,135	2,981
Net cash provided by operating activities	85,949	98,430

Cash flows from investing activities:
Purchase of other property and equipment	(508)	(125)
Acquisition of oil and natural gas properties	(130,860)	(280)
Deposits and prepayments of oil and natural gas properties	(312)	-
Development of oil and natural gas properties	(9,852)	(3,843)
Net cash used in investing activities	(141,532)	(4,248)

Cash flows from financing activities:
Proceeds from credit agreement	183,500	10,000
Payments of credit agreement	(61,500)	(25,000)
Cash distributions to unitholders	(67,146)	(70,459)
Other	-	(194)
Net cash provided by (used in) financing activities	54,854	(85,653)

(Decrease) increase in cash and cash equivalents	(729)	8,529
Cash and cash equivalents, beginning of period	1,380	1,754
Cash and cash equivalents, end of period	$651	$10,283

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business

Encore Energy Partners LP (together with its subsidiaries, “ENP”) is engaged in the acquisition, exploitation, and development of oil and natural gas reserves from onshore fields in the United States.  Encore Energy Partners GP LLC (the “General Partner” or “ENP GP”), a Delaware limited liability company which is a wholly-owned subsidiary of Vanguard Natural Resources, LLC (together with its subsidiaries, “Vanguard” or “VNR”), a publicly traded Delaware limited liability company, serves as ENP’s general partner and Encore Energy Partners Operating LLC (“OLLC”), a Delaware limited liability company and wholly-owned subsidiary of ENP, owns and operates ENP’s properties.  ENP’s properties and oil and natural gas reserves are located in four operating areas:

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

The completion of the merger is subject to approval by a majority of the outstanding ENP common unitholders and also subject to the approval of the issuance of additional Vanguard common units in connection with the merger by the affirmative vote of a majority of the votes cast by Vanguard unitholders.  Completion of the merger, assuming the requisite unitholder votes are obtained and subject to other customary terms and conditions, is expected to occur on November 30, 2011. On August 2, 2011, ENP and Vanguard filed a Registration Statement on Form S-4 (the “Form S-4”) with the SEC, which was declared effective on October 31, 2011.  The Form S-4 incorporates a joint proxy statement/prospectus which ENP and Vanguard mailed to their respective unitholders in connection with obtaining unitholder approval of the proposed merger.  On November 1, 2011, Vanguard and ENP announced that both companies have established a record date and a meeting date for the special meetings of unitholders to consider and vote upon the previously-announced merger agreement.  Pending completion of the merger, ENP has agreed to customary restrictions in the way it conducts its business.

Note 2.  Summary of Significant Accounting Policies

(a)	Basis of Presentation

ENP’s consolidated financial statements include the accounts of its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, ENP’s financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, respectively, and cash flows for the nine months ended September 30, 2011 and 2010, respectively.  All adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of results for an entire year.

Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC.  Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ENP’s 2010 Annual Report.

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

In September 2011, the FASB issued authoritative guidance intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASC Topic 350, Intangibles-Goodwill and Other.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  As this guidance only provides changes in the procedures for testing the impairment of goodwill, the adoption of this standard is not expected to have any impact on our results of operations, cash flows or financial position.

(c)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, natural gas and NGLs reserves and related cash flow estimates used in impairment tests of oil and natural gas properties, the fair value of derivative contracts and asset retirement obligations, accrued oil, natural gas and NGLs revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization, and accretion. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.  These reclassifications did not impact our reported net income or partners’ equity.

Note 3.  Acquisitions

On June 22, 2011, pursuant to two Purchase and Sale Agreements, ENP agreed to acquire producing oil and natural gas assets in the Permian Basin of West Texas (the “Purchased Assets”) from a private seller.  We refer to this acquisition as the “Permian Basin Acquisition I.”  ENP and Vanguard agreed to purchase 50% of the Purchased Assets for an aggregate of $85.0 million and each paid the seller a non-refundable deposit of $4.25 million.  The effective date of this acquisition is May 1, 2011. We completed this acquisition on July 29, 2011 for an adjusted purchase price of $40.7 million, subject to customary post-closing adjustments to be determined.  The purchase price was funded with borrowings under our Credit Agreement (defined below).  In accordance with the guidance contained within FASC Topic 805, Business Combinations (“FASC Topic 805”), the measurement of the fair value at acquisition date of the assets acquired in the Permian Basin Acquisition I as compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in goodwill of $0.3 million, which was immediately impaired and recorded as a loss.  The loss resulted from the changes in oil prices used to value the reserves and has been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

On August 8, 2011, we entered into assignment agreements and completed the acquisition of certain oil and natural gas properties located in the Permian Basin of West Texas from a private seller. We refer to this acquisition as the “Permian Basin Acquisition II.”  The adjusted purchase price for the assets was $14.8 million with an effective date of May 1, 2011. This acquisition was funded with borrowings under our Credit Agreement.  In accordance with the guidance contained within FASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the Permian Basin Acquisition II approximates the fair value of consideration transferred, and therefore no gain or goodwill resulted from the acquisition.

On August 15, 2011, we entered into a definitive agreement with a private seller for the acquisition of certain oil and natural gas properties located in Wyoming. We refer to this acquisition as the “Wyoming Acquisition.”  The purchase price for the assets was $28.5 million with an effective date of June 1, 2011. We completed this acquisition on September 1, 2011 for an adjusted purchase price of $27.7 million, subject to customary post-closing adjustments to be determined. The purchase price was funded with borrowings under our Credit Agreement.  In accordance with the guidance contained within FASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the Wyoming Acquisition as compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in a gain of $1.1 million, which has been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

On August 31, 2011, we entered into a definitive agreement and completed the acquisition of certain non-operated working interests in mature producing oil and natural gas properties located in the Texas and Louisiana Gulf Coast area from a private seller. We refer to this acquisition as the “Gulf Coast Acquisition.”  The adjusted purchase price for the assets was $47.6 million with an effective date of August 1, 2011. This acquisition was funded with borrowings under our Credit Agreement.  In accordance with the guidance contained within FASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the Gulf Coast Acquisition approximates the fair value of consideration transferred, and therefore no gain or goodwill resulted from the acquisition.

The following unaudited pro forma results for each of the three and nine months ended September 30, 2011 and September 30, 2010 show the effect on our consolidated results of operations as if the Permian Basin Acquisition I, Permian Basin Acquisition II, Wyoming Acquisition and Gulf Coast Acquisition had occurred on January 1, 2010.  The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and gas properties acquired, adjusted for (1) depletion expense applied to the adjusted basis of the properties acquired and (2) interest expense on additional borrowings necessary to finance the acquisitions.  The net gain on acquisition of oil and natural gas properties was excluded from the pro forma results for the three and nine month periods ended September 30, 2011 and 2010. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma (in thousands, except per unit data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$137,048	$44,755	$226,913	$177,531
Net income	$97,877	$5,443	$110,096	$54,328
Net income per unit:
Common units – basic & diluted	$2.13	$0.12	$2.39	$1.19

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for the Permian Basin Acquisition I, Permian Basin Acquisition II, Wyoming Acquisition and Gulf Coast Acquisition are shown in the table that follows (in thousands).  Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Permian Basin Acquisition I
Revenues	$1,277	$1,277
Excess of revenues over direct operating expenses	$751	$751
Permian Basin Acquisition II
Revenues	$370	$370
Excess of revenues over direct operating expenses	$213	$213
Wyoming Acquisition
Revenues	$405	$405
Excess of revenues over direct operating expenses	$381	$381
Gulf Coast Acquisition
Revenues	$841	$841
Excess of revenues over direct operating expenses	$770	$770

Note 4.  Proved Properties

Amounts shown in the accompanying Consolidated Balance Sheets as “Proved properties, including wells and related equipment” consisted of the following as of the dates indicated:

	September 30,	December 31,
	2011	2010
	(in thousands)
Proved leasehold costs	$741,421	$609,910
Wells and related equipment - completed	261,386	248,017
Wells and related equipment - in process	44	72
Total proved properties	$1,002,851	$857,999

Note 5.  Fair Value Measurements

The following table sets forth ENP’s book value and estimated fair value of financial instruments as of the dates indicated:

	September 30, 2011		December 31, 2010
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(in thousands)
Assets:
Cash and cash equivalents	$651	$651	$1,380	$1,380
Accounts receivable - trade	34,260	34,260	22,795	22,795
Commodity derivative contracts	30,697	30,697	3,440	3,440
Liabilities:
Accounts payable - trade	2,021	2,021	2,103	2,103
Accounts payable - affiliate	1,490	1,490	98	98
Credit Agreement	356,000	356,000	234,000	232,517
Commodity derivative contracts	11	11	22,769	22,769
Interest rate swaps	296	296	1,442	1,442

       The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The book value of ENP’s five-year credit agreement (as amended, the “Credit Agreement”) approximates fair value as the interest rate is variable; however, ENP adjusted the estimated fair value for estimated nonperformance risk of approximately $1.5 million at December 31, 2010.  The nonperformance risk was determined using industry credit default swaps.  No adjustment for nonperformance risk was made at September 30, 2011 as the Credit Agreement matures within one year and any adjustment would be considered insignificant.  Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Consolidated Balance Sheets.

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

Effective January 1, 2011, ENP elected to de-designate its outstanding interest rate swaps as cash flow hedges and from that date began recognizing changes in the fair market value of its interest rate swaps in the accompanying Consolidated Statements of Operations. The net unrealized gain related to the de-designated cash flow hedges is reported in accumulated other comprehensive loss and is being reclassified to earnings in the month in which the transactions settle.  Prior to January 1, 2011, ENP elected to designate its outstanding interest rate swaps as cash flow hedges.  The effective portion of the mark-to-market gain or loss on these derivative instruments was recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets and was reclassified into earnings in the same period in which the hedged transaction affected earnings.  Any ineffective portion of the mark-to-market gain or loss was recognized in earnings and included in “Interest rate derivative fair value gain (loss) - unrealized” in the accompanying Consolidated Statements of Operations.

ENP has elected not to designate its portfolio of commodity derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Commodity derivative fair value gain (loss) - unrealized” in the accompanying Consolidated Statements of Operations.

Commodity Derivative Contracts

ENP manages commodity price risk with swap contracts, put contracts, collars, three-way collars, basis swaps and swaptions.  Swap contracts provide a fixed price for a notional amount of sales volumes.  Put contracts provide a fixed floor price on a notional amount of sales volumes while allowing full price participation if the relevant index price closes above the floor price.  Collars provide a floor price for a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price. Three-way collar contracts combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate (“WTI”) crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.  Basis swap contracts guarantees a price differential between the NYMEX prices and the ENP’s physical pricing points.  ENP receives a payment from the counterparty or makes a payment to the counterparty for the difference between the settled price differential and amounts stated under the terms of the contract.  Under swaption agreements, we provide options to counterparties to extend swap contracts into subsequent years.

In January 2011, we elected to monetize all of our $65 and $70 oil puts for 2011 and 2012 and used the proceeds to raise the floor price to $80 on a smaller volume of oil in 2012 and also slightly raise the swap price for oil in 2011 and 2012.  During the second and third quarters of 2011, we entered into NYMEX WTI crude oil derivative three-way collar contracts, which provide that if the market price falls below the short put fixed price, we will receive the market price plus $20 per barrel.

The following tables summarize ENP’s open commodity derivative contracts as of September 30, 2011:

	October 1, - December 31, 2011	Year 2012	Year 2013	Year 2014
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	1,168,584	4,648,932	4,270,500	452,500
Fixed Price ($/MMBtu)	$5.81	$5.52	$5.05	$4.80
Puts:
Notional Volume (MMBtu)	312,616	328,668	—	—
Fixed Price ($/MMBtu)	$6.31	$6.76	$—	$—
Total Gas Positions:
Notional Volume (MMBtu)	1,481,200	4,977,600	4,270,500	452,500

Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	141,220	1,021,140	1,332,250	1,204,500
Fixed Price ($/Bbl)	$83.15	$84.49	$89.11	$89.14
Collars:
Notional Volume (Bbls)	172,960	475,800	—	—
Floor Price ($/Bbl)	$80.00	$74.23	$—	$—
Ceiling Price ($/Bbl)	$96.49	$90.98	$—	$—
Three-way Collars:
Notional Volume (Bbls)	48,300	192,150	191,625	54,750
Floor Price ($/Bbl)	$90.00	$90.00	$90.00	$90.00
Ceiling Price ($/Bbl)	$102.56	$106.76	$106.76	$105.00
Put Sold ($/Bbl)	$70.00	$70.00	$70.00	$70.00
Total Oil Positions:
Notional Volume (Bbls)	362,480	1,689,090	1,523,875	1,259,250

Basis Swaps

As of September 30, 2011, ENP had the following open basis swap contracts:

	October 1, - December 31, 2011	Year 2012	Year 2013	Year 2014
Gas Positions:
Notional Volume (MMBtu)	230,000	915,000	912,500	452,500
Weighted Avg. Basis Differential ($/MMBtu)(1)	$(0.32)	$(0.32)	$(0.32)	$(0.32)

Oil Positions:
Notional Volume (Bbls)	21,000	84,000	84,000	—
Weighted Avg. Basis Differential ($/Bbls) (2)	$19.10	$15.15	$9.60	$—
(1)	Natural gas basis swap contracts represent a weighted average differential between prices primarily against Rocky Mountains (CIGC) and NYMEX Henry Hub prices
(2)	Oil basis swap contracts represent a weighted average differential between prices primarily against Light Louisiana Sweet Crude (LLS) and NYMEX WTI prices

Swaptions

Options were provided to counterparties under swaption agreements to extend swaps into 2013 on 36,500 Bbls of oil at a fixed price of $105.00 per Bbl, into 2015 on 36,500 Bbls of oil at a fixed price of $95.00 per Bbl and into 2014 on 365,000 MMBtu of gas at a fixed price of $5.40 per MMBtu.

Interest Rate Swaps

ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby the interest due on certain floating rate debt under the Credit Agreement is converted to a weighted average fixed rate.  The following table summarizes ENP’s open interest rate swap as of September 30, 2011, which was entered into with Bank of America, N.A.:

	Notional	Fixed	Floating
Term	Amount	Rate	Rate
	(in thousands)
October 1, 2011 - March 7, 2016 (1)	$75,000	1.0800%	1-month LIBOR

(1)	ENP entered into this interest rate swap on September 21, 2011, and the terms became effective on October 7, 2011.

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

	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
	Recognized in Income	2011	2010	2011	2010
		(in thousands)		(in thousands)
Realized gains (losses):
Premium amortization	Commodity derivative fair value loss - realized	$(4,210)	$(2,474)	$(8,163)	$(7,342)
Receipts, net of settlements	Commodity derivative fair value gain - realized	1,392	3,816	547	9,301
Receipts, net of settlements	Interest rate derivative fair value loss - realized	(445)	(974)	(1,858)	(2,925)
		$(3,263)	$368	$(9,474)	$(966)
Unrealized gains (losses):
Mark-to-market gain (loss)	Commodity derivative fair value gain (loss) - unrealized	$82,914	$(8,922)	$58,318	$12,521
Mark-to-market gain	Interest rate derivative fair value gain - unrealized	523	-	1,146	-
Ineffectiveness on interest rate swaps	Interest rate derivative fair value loss - unrealized	-	(29)	-	(133)
		$83,437	$(8,951)	$59,464	$12,388
Total gains (losses):
Commodity derivatives		$80,096	$(7,580)	$50,702	$14,480
Interest rate derivatives		78	(1,003)	(712)	(3,058)
		$80,174	$(8,583)	$49,990	$11,422

Accumulated Other Comprehensive Loss

At September 30, 2011 and December 31, 2010, “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets consisted entirely of losses on ENP’s interest rate swaps of $0.3 million and $1.2 million, respectively.  During the twelve months ending September 30, 2012, ENP expects to reclassify $0.3 million of losses associated with its interest rate swaps from accumulated other comprehensive loss to realized interest rate derivative fair value gain (loss).  The actual gains or losses ENP will realize from its interest rate swaps may vary significantly from the losses recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets due to fluctuations in interest rates.

Tabular Disclosures of Fair Value Measurements

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the Consolidated Balance Sheets. The following summarizes the fair value of derivatives outstanding on a gross basis as of the dates indicated (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
Derivatives not designated as hedges
Commodity derivative contracts	Derivatives - current	$20,769	$10,196	Derivatives - current	$5,956	$9,906
Interest rate swaps	Derivatives - current	-	-	Derivatives - current	66	-
Interest rate swaps	Derivatives - noncurrent	-	-	Derivatives - noncurrent	230	-
Commodity derivative contracts	Derivatives - noncurrent	22,162	5,486	Derivatives - noncurrent	6,289	25,105
Total derivatives not designated as hedges		$42,931	$15,682		$12,541	$35,011

Derivatives designated as hedges
Interest rate swaps	Derivatives - current	$-	$-	Derivatives - current	$-	$1,216
Interest rate swaps	Derivatives - noncurrent	-	-	Derivatives - noncurrent	-	226
Total derivatives designated as hedges		$-	$-		$-	$1,442
Total derivatives		$42,931	$15,682		$12,541	$36,453

The following tables summarize the effect of derivative instruments designated as hedges prior to January 1, 2011 on the accompanying Consolidated Statements of Operations for the periods indicated (in thousands):

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
	Accumulated OCI (Effective Portion)		Accumulated OCI (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
Derivatives Designated as Hedges	2011	2010	2011	2010
Interest rate swaps	$161	$(401)	$873	$(1,536)

	Amount of Loss Recognized		Amount of Loss Recognized
	in Income as Ineffective		in Income as Ineffective
	Three months ended September 30,		Nine months ended September 30,
Location of Loss Recognized in Income as Ineffective	2011	2010	2011	2010
Derivative fair value loss	$-	$(29)	$-	$(133)

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

Our commodity derivative instruments consist of oil and natural gas swap contracts, put contracts, collars and swaptions. We estimate the fair values of the swaps and swaptions based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest rate swap market data. To extrapolate future cash flows, discount factors incorporating our counterparties’ and our credit standing are used to discount future cash flows. We have classified the fair values of all of our derivative contracts as Level 2.

The following table sets forth ENP’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Asset (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Oil derivative contracts - swaps	$16,323	$-	$16,323	$-
Oil derivative contracts - floors and caps	3,365	-	3,365	-
Oil basis swap	(115)	-	(115)	-
Natural gas derivative contracts - swaps	9,546	-	9,546	-
Natural gas derivative contracts - floors and caps	1,701	-	1,701	-
Natural gas basis swap	(134)	-	(134)	-
Interest rate swaps	(296)	-	(296)	-
Total	$30,390	$-	$30,390	$-

The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the nine months ended September 30, 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2011	$(3,666)	$3,067	$(599)
Transfers out of level 3 *	3,666	(3,067)	599
Balance at September 30, 2011	$-	$-	$-

*Transferred from Level 3 to Level 2 due to a change in management's assessment of the valuation methodology and its placement within the fair value hierarchy levels. The company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. Management's change in policy occurred on January 1, 2011.

The following table summarizes the changes in the fair value of ENP’s Level 3 assets and liabilities for the nine months ended September 30, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil Derivative	Natural Gas
	Contracts -	Derivative Contracts -
	Floors and Caps	Floors and Caps	Total
	(in thousands)
Balance at January 1, 2010	$8,585	$8,528	$17,113
Total gains (losses):
Included in earnings	(4,996)	(9,566)	(14,562)
Settlements	330	7,254	7,584
Balance at September 30, 2010	$3,919	$6,216	$10,135
The amount of total gains (losses) for the period included inearnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(4,996)	$(9,566)	$(14,562)

Note 6. Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in ENP’s asset retirement obligations for the nine months ended September 30, 2011 (in thousands):

Future abandonment liability at January 1, 2011	$13,838
Liabilities added during the current period	3,373
Accretion of discount	592
Retirements	(8)
Total future abandonment costs at September 30, 2011	17,795
Less: current obligations	(1,010)
Long-term future abandonment liability at September 30, 2011	$16,785

As of September 30, 2011, $16.8 million of ENP’s asset retirement obligations were long-term and recorded in “Future abandonment cost, net of current portion” and $1.0 million were current and included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.  Approximately $5.3 million of the total future abandonment liability represents the estimated cost for decommissioning the Elk Basin natural gas processing plant near Powell, Wyoming.

Note 7. Credit Agreement

ENP is a party to a five-year Credit Agreement dated March 7, 2007 (as amended, the “Credit Agreement”).  The Credit Agreement matures on March 7, 2012; therefore, all outstanding borrowings under the Credit Agreement are reflected as a current liability at September 30, 2011.  In July 2011, Vanguard began the syndication of a new credit facility that would retire all of the outstanding debt of ENP upon the consummation of the proposed merger with Vanguard.  On September 30, 2011, Vanguard entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which amends and restates its existing facility. The execution of the Amended Credit Agreement will only be effective upon the satisfaction of certain conditions including, but not limited to, the successful consummation of the previously announced merger between Vanguard and ENP.  The Amended Credit Agreement provides for an initial borrowing base of $765 million and a maturity of October 31, 2016.    Under the terms of the Amended Credit Agreement, Vanguard has agreed that a portion of the proceeds of the credit facility created by this Amended Credit Agreement be used to repay amounts outstanding under ENP’s Credit Agreement.  In the event that the merger is not consummated, we will continue to evaluate our options which, based on discussions with lenders, include extending the term of the Credit Agreement or refinancing under a new revolving credit facility.

In December 2010, ENP amended the Credit Agreement to, among other things, amend the definition of “Change of Control” to eliminate references to the “Selling Parties” and include change of control covenants that require the acceleration of payments upon (1) the failure of Vanguard to continue to control the General Partner, (2) the acquisition by any person or group, directly or indirectly, of equity interests representing more than 35% of the total voting power in Vanguard, or (3) the occupation of a majority of the seats on the board of directors of Vanguard by persons who were neither (x) nominated by the board of directors of Vanguard nor (y) appointed by directors so nominated.  This amendment also modifies the covenant governing transactions with affiliates to eliminate all references to the “Selling Parties” and instead reference transactions with Vanguard, VNG, and their subsidiaries.

The Credit Agreement provides for revolving credit loans to be made to ENP from time to time and letters of credit to be issued from time to time for the account of ENP or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $475.0 million.  Availability under the Credit Agreement is subject to a borrowing base of $400.0 million, which is redetermined semi-annually and upon requested special redeterminations.  As of September 30, 2011, there were $356.0 million of outstanding borrowings and $44.0 million of borrowing capacity under the Credit Agreement.

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

Ratio of Outstanding Borrowings to Borrowing Base	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%

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

As of September 30, 2011, ENP was in compliance with all covenants under its Credit Agreement.

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

The following table illustrates information regarding ENP’s distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
2011					(in thousands)
Quarter ended September 30	10/27/2011	$0.4700	11/14/2011	(a)	$21,615	(a)
Quarter ended June 30	7/26/2011	$0.4700	8/12/2011		$21,617
Quarter ended March 31	4/28/2011	$0.4900	5/13/2011		$22,537

2010
Quarter ended December 31	1/27/2011	$0.5000	2/14/2011		$22,992
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010		$22,923
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010		$22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		$22,923

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.

Note 9. Earnings Per Unit

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

The following table reflects the allocation of net income to ENP’s limited partners and earnings per unit computations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)
Net income attributable to unitholders	$96,449	$2,441	$103,217	$46,318

Numerator:
Numerator for basic earnings per unit:
Net income attributable to unitholders	$96,449	$2,441	$103,217	$46,318
Less: distributions earned by participating securities	(237)	(253)	(737)	(757)
Plus: cash distributions in excess of (less than)
income allocated to the general partner	(821)	231	(396)	252
Net income allocated to limited partners	$95,391	$2,419	$102,084	$45,813

Denominator:
Denominator for basic earnings per unit:
Weighted average common units outstanding	45,487	45,342	45,481	45,328
Effect of dilutive phantom units	-	-	-	8
Denominator for diluted earnings per unit	45,487	45,342	45,481	45,336

Net income per common unit:
Basic	$2.10	$0.05	$2.24	$1.01
Diluted	$2.10	$0.05	$2.24	$1.01

Note 10. Unit-Based Compensation Plans

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

The total number of common units reserved for issuance pursuant to the LTIP is 1,150,000.  In January and February 2011, ENP issued 140,007 restricted units under the LTIP to Vanguard field employees performing services on ENP’s properties. These awards vest equally over a four-year period but have distribution equivalent rights that provide the employees with a bonus equal to the distribution on unvested units. The fair value of these units was approximately $3.1 million on the date of grant.

In February 2011, ENP issued 7,980 units under the LTIP to three members of the board of directors of the General Partner which will vest within one year, but have distribution equivalent rights that provide the board members with a bonus equal to the distribution on unvested units.  The fair value of these units was approximately $0.2 million on the date of grant.

These common units and restricted units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under FASC Topic 718. The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of September 30, 2011 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2011	—	$—
Granted	147,987	$22.25
Forfeited	(4,721)	$22.19
Vested	—	$—
Non-vested units at September 30, 2011	143,266	$22.26

As of September 30, 2011, there was approximately $2.5 million of unrecognized compensation cost related to non-vested restricted units, which is expected to be recognized over a period of 2.3 years. The accompanying Consolidated Statements of Operations reflects non-cash compensation of $0.2 million and $0.7 million in “General and administrative expense” for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2011, there were 927,013 common units available for issuance under the LTIP.

Phantom Units.  As a result of the change of control of the General Partner in conjunction with the merger of EAC with and into Denbury on March 9, 2010, all 56,250 of ENP’s outstanding phantom units vested and were settled in an equal number of ENP’s common units.  The acceleration of the phantom unit vesting resulted in the recognition of the remaining unrecognized unit-based compensation expense of approximately $0.7 million during the nine months ended September 30, 2010, which is included in “General and administrative expense” in the accompanying Consolidated Statements of Operations.  The fair value of these phantom units was approximately $1.2 million on March 9, 2010.  As of September 30, 2011, there were no outstanding phantom units.

Note 11. Comprehensive Income

The components of comprehensive income were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$96,449	$2,441	$103,217	$46,318
Change in deferred hedge loss on interest rate swaps	161	573	873	1,389
Comprehensive income	$96,610	$3,014	$104,090	$47,707

Note 12. Commitments and Contingencies

ENP is a party to ongoing legal proceedings in the ordinary course of business.  The General Partner’s management does not believe the results of these proceedings will have a material adverse effect on ENP’s business, financial condition, results of operations, liquidity, or ability to pay distributions.

Additionally, the following pending litigation is outstanding related to the proposed merger with Vanguard.  On March 29, 2011, John O’Neal, a purported unitholder of ENP, filed a putative class action petition in the 125th Judicial District of Harris County, Texas on behalf of unitholders of ENP.  Similar petitions were filed on April 4, 2011 by Jerry P. Morgan and on April 5, 2011 by Herbert F. Rower in other Harris County district courts.  The O’Neal, Morgan, and Rower lawsuits were consolidated on June 5, 2011 as John O’Neal v. Encore Energy Partners, L.P., et al., Case Number 2011-19340, which is pending in the 125th Judicial District Court of Harris County.  On July 28, 2011, Michael Gilas filed a class action petition in intervention.  On July 26, 2011, the current plaintiffs in the consolidated O’Neal action filed an amended putative class action petition against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard.  That putative class action petition and Gilas’s petition in intervention both allege that the named defendants are (i) violating duties owed to ENP’s public unitholders by, among other things, failing to properly value Encore and failing to protect against conflicts of interest or (ii) are aiding and abetting such breaches.  Plaintiffs seek an injunction prohibiting the merger from going forward and compensatory damages if the merger is consummated.  On October 3, 2011, the Court appointed Bull & Lifshitz, counsel for plaintiff-intervenor Gilas, as interim lead counsel on behalf of the putative class.  On October 21, 2011, the court signed an order staying this lawsuit pending resolution of the Delaware State Court Action (defined below), subject to plaintiffs’ right to seek to lift the stay for good cause.  The defendants named in the Texas lawsuits intend to defend vigorously against them.

On April 5, 2011, Stephen Bushansky, a purported unitholder of ENP, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP.  Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011.  The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP (the “Delaware State Court Action”).  On August 12, 2011, those plaintiffs jointly filed an amended consolidated class action complaint naming as defendants Encore, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard.  That putative class action complaint alleges, among other things, that defendants breached the partnership agreement by proposing a transaction that is not fair and reasonable and that the preliminary joint proxy statement/prospectus omitted material information. Plaintiffs seek an injunction prohibiting the proposed merger from going forward and compensatory damages if the proposed merger is consummated.  In response, Vanguard has filed a motion to dismiss and it intends to defend vigorously against this lawsuit.

On August 28, 2011, Herman Goldstein, a purported unitholder of ENP, filed a putative class action complaint against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard in the United States District Court for the Southern District of Texas on behalf of the unitholders of ENP.  That lawsuit is captioned Goldstein v. Encore Energy Partners LP. et al., United States District Court for the Southern District of Texas, 4:11-cv-03198.  Goldstein alleges that the named defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by disseminating a false and materially misleading proxy statement in connection with the merger.  Plaintiff seeks an injunction prohibiting the proposed merger from going forward.  The defendants named in this lawsuit intend to defend vigorously against it.

On September 6, 2011, Donald A. Hysong, a purported unitholder of ENP, filed a putative class action complaint against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard on behalf of the unitholders of ENP in the United States District Court for the District of Delaware that is captioned Hysong v. Encore Energy Partners LP. et al., 1:11-cv-00781-SD.  Hysong alleges that the named defendants violated either Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder or Section 20(a) of the Securities Exchange Act of 1934 by disseminating a false and materially misleading proxy statement in connection with the merger.  Plaintiff seeks an injunction prohibiting the proposed merger from going forward.  On September 14, 2011, in accordance with recent practice in Delaware, this case was assigned to Judge Stewart Dalzell of the Eastern District of Pennsylvania.  On September 29, 2011, Plaintiff filed a motion seeking to preliminarily enjoin the merger.  Pursuant to the Private Securities Litigation Reform Act, all discovery and proceedings have been stayed pending resolution of Defendants’ Motion to Dismiss or a showing by the plaintiff that he is entitled to have the stay lifted.  The defendants named in this lawsuit intend to defend vigorously against it.

Vanguard and ENP cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of this filing, nor can Vanguard and ENP predict the amount of time and expense that will be required to resolve these lawsuits. Vanguard, ENP and the other defendants named in these lawsuits intend to defend vigorously against these and any other actions.

Additionally, ENP has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, the Credit Agreement, derivative contracts, operating leases, and development commitments.  Please read “Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Contractual obligations” included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report for ENP’s contractual obligations.

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

From April 1, 2009 to March 31, 2010, the administrative fee was $2.02 per BOE of ENP’s production, and from April 1, 2010 through March 31, 2011, the fee was increased to $2.06 per BOE.  Effective April 1, 2011, the administrative fee decreased to $2.05 per BOE of ENP’s production.  ENP also reimbursed Encore Operating for actual third-party expenses incurred on ENP’s behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG received the same fees and reimbursements for services performed during the first nine months of 2011 as previously received by Encore Operating.

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

Administrative fees paid pursuant to the administrative services agreement are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.  The reimbursements of actual third-party expenses incurred on ENP’s behalf are also included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.  The following table illustrates amounts paid by ENP pursuant to the administrative service agreement for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Administrative fees	$1,677	$1,635	$4,825	$4,934
COPAS recovery	1,559	638	3,485	1,964
Third Party Expenses	1,996	1,212	5,293	4,527

As of September 30, 2011 and December 31, 2010, ENP had accounts payable to Vanguard of $1.5 million and $0.1 million, respectively, which is reflected as “Accounts payable – affiliate” in the accompanying Consolidated Balance Sheets.

Distributions

Each quarter, ENP pays cash distributions with respect to operations in the previous quarter on all of its outstanding units, including those common units held by the General Partner and its affiliates, and pays cash distributions to the General Partner based upon its general partner interest.  On August 12, 2011, ENP paid cash distributions of $21.6 million, of which $10.1 million was paid to the General Partner and its affiliates.  On May 13, 2011, ENP paid cash distributions of approximately $22.5 million, of which $10.5 million was paid to the General Partner and its affiliates.  On February 14, 2011, ENP paid cash distributions of approximately $23.0 million, of which $10.7 million was paid to the General Partner and its affiliates.  On each of August 13, 2010 and May 14, 2010, ENP paid cash distributions of approximately $22.9 million, of which $10.7 million was paid to the General Partner and its affiliates. On February 12, 2010, ENP paid cash distributions of approximately $24.6 million, of which $11.5 million was paid to the General Partner and its affiliates.

Note 14. Subsequent Events

On October 27, 2011, the board of directors of the General Partner declared an ENP cash distribution for the third quarter of 2011 to unitholders of record as of the close of business on November 7, 2011 of $0.47 per unit or approximately $21.6 million, of which $10.1 million is expected to be paid to the General Partner and its affiliates.  The distribution is expected to be paid to unitholders on or about November 14, 2011.

On October 31, 2011, the SEC declared the Form S-4 effective, and on November 1, 2011, Vanguard and ENP announced that both companies have established a record date and a meeting date for the special meetings of unitholders to consider and vote upon the previously-announced merger agreement.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

Introduction

In this management’s discussion and analysis of financial condition and results of operations, the following are discussed and analyzed:

• Recent Developments
• Acquisitions
• Overview of Business
• Third Quarter 2011 Highlights
• Results of Operations
o	Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010
o	Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010
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

The completion of the merger is subject to approval by a majority of the outstanding ENP common units and also subject to the approval of the issuance of additional Vanguard common units in connection with the merger by the affirmative vote of a majority of the votes cast by Vanguard unitholders.  Completion of the merger, assuming the requisite unitholder votes are obtained and subject to other customary terms and conditions, is expected to occur on November 30, 2011. On August 2, 2011, ENP and Vanguard filed a Registration Statement on Form S-4 (the “Form S-4”) with the SEC, which was declared effective on October 31, 2011.  The Form S-4 incorporates a joint proxy statement/prospectus which ENP and Vanguard mailed to their respective unitholders in connection with obtaining unitholder approval of the proposed merger.  On November 1, 2011, Vanguard and ENP announced that both companies have established a record date and a meeting date for the special meetings of unitholders to consider and vote upon the previously-announced merger agreement.  Pending completion of the merger, ENP has agreed to customary restrictions in the way it conducts its business.

On September 30, 2011, Vanguard entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which amends and restates its existing facility. The execution of the Amended Credit Agreement will only be effective upon the satisfaction of certain conditions including, but not limited to, the successful consummation of the previously announced merger between Vanguard and ENP.  The Amended Credit Agreement provides for an initial borrowing base of $765 million and a maturity of October 31, 2016.  Under the terms of the Amended Credit Agreement, Vanguard has agreed that a portion of the proceeds of the credit facility created by the Amended Credit Agreement be used to repay amounts outstanding under ENP’s Credit Agreement.

Acquisitions

On June 22, 2011, pursuant to two Purchase and Sale Agreements, ENP agreed to acquire producing oil and natural gas assets in the Permian Basin in West Texas (the “Purchased Assets”) from a private seller.  We refer to this acquisition as the “Permian Basin Acquisition I.” ENP and Vanguard agreed to purchase 50% of the Purchased Assets for an aggregate of $85.0 million and each paid the seller a non-refundable deposit of $4.25 million.  The effective date of this acquisition is May 1, 2011. We completed this acquisition on July 29, 2011 for an adjusted purchase price of $40.7 million, subject to customary post-closing adjustments to be determined.  The purchase price was funded with borrowings under our Credit Agreement.  As of September 30, 2011, based on internal reserve estimates, the interests acquired by ENP have estimated total net proved reserves of 2.64 MMBOE, of which approximately 70% are oil and NGLs reserves and are 100% proved developed.

On August 8, 2011, we entered into assignment agreements and completed the acquisition of certain oil and natural gas properties located in the Permian Basin of West Texas from a private seller. We refer to this acquisition as the “Permian Basin Acquisition II.”  The adjusted purchase price for the assets was $14.8 million with an effective date of May 1, 2011. This acquisition was funded with borrowings under our Credit Agreement.  As of September 30, 2011, based on internal reserve estimates, the interests acquired by ENP have estimated total net proved reserves of 1.02 MMBOE, of which approximately 87% are oil and are 50% proved developed.

On August 15, 2011, we entered into a definitive agreement with a private seller for the acquisition of certain oil and natural gas properties located in Wyoming. We refer to this acquisition as the “Wyoming Acquisition.”  The purchase price for the assets was $28.5 million with an effective date of June 1, 2011. We completed this acquisition on September 1, 2011 for an adjusted purchase price of $27.7 million, subject to customary post-closing adjustments to be determined. The purchase price was funded with borrowings under our Credit Agreement. As of September 30, 2011, based on internal reserve estimates, the interests acquired by ENP have estimated total net proved reserves of 3.91 MMBOE, of which approximately 65% are natural gas reserves and are 100% proved developed producing.

On August 31, 2011, we entered into a definitive agreement and completed the acquisition of certain non-operated working interests in mature producing oil and natural gas properties located in the Texas and Louisiana Gulf Coast area from a private seller. We refer to this acquisition as the “Gulf Coast Acquisition.”  The adjusted purchase price for the assets was $47.6 million with an effective date of August 1, 2011.  This acquisition was funded with borrowings under our Credit Agreement.  As of September 30, 2011, based on internal reserve estimates, the interests acquired by ENP have estimated total net proved reserves of 2.13 MMBOE, of which approximately 83% are oil and NGLs reserves and are 100% proved developed.

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

Third Quarter 2011 Highlights

Our financial and operating results for the third quarter of 2011 included the following:

•
Our average realized oil price increased 15 percent to $75.95 per Bbl after consideration of a negative 15 percent ($13.64 per Bbl) oil differential to NYMEX as compared to $66.20 per Bbl and a negative 13 percent ($9.90 per Bbl) oil differential to NYMEX in the third quarter of 2010.  Our average realized natural gas price was $5.66 per Mcf for the third quarter 2011 as compared to $4.48 per Mcf in the third quarter of 2010.

•
Our oil, natural gas and NGLs revenues increased 20 percent to $51.2 million as compared to $42.8 million in the third quarter of 2010.  Oil represented approximately 62 percent and 64 percent of our total production in the third quarter of 2011 and 2010, respectively.

•	Average daily production volumes increased four percent on a BOE basis from 8,630 BOE/D during the third quarter of 2010 to 8,991 BOE/D during the third quarter of 2011.
•
Our combined production margin increased 22 percent to $35.1 million as compared to $28.8 million in the third quarter of 2010.  Total oil and natural gas wellhead revenues per BOE increased by 15 percent while total production expenses per BOE increased by 10 percent.  On a per BOE basis, our production margin increased 17 percent to $42.42 per BOE as compared to $36.23 per BOE for the third quarter of 2010.

•	We invested $7.1 million in development and exploitation activities during the third quarter of 2011.
•	We completed four acquisitions of oil and natural gas properties during the third quarter of 2011.
•
Our net income was $96.4 million ($2.10 per common unit) as compared to a net income of $2.4 million ($0.05 per common unit) for the third quarter of 2010 primarily due to a $8.4 million increase in our oil, natural gas and NGLs revenues and a $91.8 million increase in mark-to-market gains on our commodity derivatives contracts.

See “Results of Operations” and “Capital Commitments, Capital Resources, and Liquidity” for additional discussion of these items.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Results of Operations

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended September 30,		Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands):
Oil	$38,814	$33,765	$5,049	15%
Natural gas	8,811	6,497	2,314	36%
Natural gas liquids	3,554	2,521	1,033	41%
Total oil, natural gas and natural gas liquids revenues	51,179	42,783	8,396	20%
Marketing	126	60	66	110%
Commodity derivatve fair value gain (loss) - realized	(2,818)	1,342	(4,160)	-310%
Commodity derivatve fair value gain (loss) - unrealized	82,914	(8,922)	91,836	-1029%
Total revenues	$131,401	$35,263	$96,138	273%

Average realized prices:
Oil ($/Bbl)	$75.95	$66.20	$9.75	15%
Natural gas ($/Mcf)	$5.66	$4.48	$1.18	26%
Natural gas liquids ($/Bbl)	$62.59	$59.54	$3.05	5%
Combined ($/BOE)	$61.87	$53.89	$7.98	15%

Total production volumes:
Oil (MBbls)	511	510	1	0%
Natural gas (MMcf)	1,556	1,449	107	7%
Natural gas liquids (MBbls)	57	42	15	36%
Combined (MBOE)	827	794	33	4%

Average daily production volumes:
Oil (Bbls/D)	5,555	5,544	11	0%
Natural gas (Mcf/D)	16,912	15,755	1,157	7%
Natural gas liquids (Bbls/D)	617	460	157	34%
Combined (BOE/D)	8,991	8,630	361	4%

Average NYMEX prices:
Oil (per Bbl)	$89.59	$76.10	$13.49	18%
Natural gas (per Mcf)	$4.17	$4.24	$(0.07)	-2%

The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended September 30,
	2011	2010
Average realized oil price ($/Bbl)	$75.95	$66.20
Average NYMEX ($/Bbl)	$89.59	$76.10
Differential to NYMEX	$(13.64)	$(9.90)
Average realized oil price to NYMEX percentage	85%	87%

Average realized natural gas price ($/Mcf)	$5.66	$4.48
Average NYMEX ($/Mcf)	$4.17	$4.24
Differential to NYMEX	$1.49	$0.24
Average realized natural gas price to NYMEX percentage	136%	106%

Our average realized oil price as a percentage of the average NYMEX price was 85 percent in the third quarter of 2011 as compared to 87 percent in the third quarter of 2010.  Our average realized natural gas price as a percentage of the average NYMEX price was 136 percent in the third quarter of 2011 as compared to 106 percent in the third quarter of 2010.  Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production.

Oil revenues increased 15 percent from $33.8 million in the third quarter of 2010 to $38.8 million in the third quarter of 2011 as a result of a $9.75 per Bbl increase in our average realized oil price.  Our higher average realized oil price increased oil revenues by approximately $5.0 million and was primarily due to a higher average NYMEX price, which increased from $76.10 per Bbl in the third quarter of 2010 to $89.59 per Bbl in the third quarter of 2011.  However, we did not reap the entire benefit of the 18 percent increase in the NYMEX oil price due to significant widening of the basis differential received on our oil. Our negative differential to NYMEX oil pricing increased from $9.90 in third quarter of 2010 to $13.64 in the third quarter of 2011 primarily as a result of the closure of Exxon's pipelines in Wyoming due to leaks which affected production from our Elk Basin field where we had to settle for a lower price per barrel of oil produced during the closure.

Natural gas revenues increased 36 percent from $6.5 million in the third quarter of 2010 to $8.8 million in the third quarter of 2011 as a result of a $1.18 per Mcf increase in our average realized natural gas price and a 107 MMcf increase in our natural gas production volumes.  Our higher average realized natural gas price increased natural gas revenues by approximately $1.7 million and our higher natural gas production volumes increased natural gas revenues by approximately $0.6 million and were primarily due to production from the acquisitions of oil and natural gas properties in the Permian Basin, Wyoming and the Texas and Louisiana Gulf Coast.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expenses.  The following table summarizes our expenses for the periods indicated:

	Three months ended September 30,		Increase / (Decrease)
	2011	2010	$	%
Expenses (in thousands):
Production:
Lease operating	$10,451	$9,268	$1,183	13%
Production and other taxes	5,647	4,752	895	19%
Total production expenses	16,098	14,020	2,078	15%
Other:
Depletion, depreciation, and amortization	12,500	12,782	(282)	-2%
Exploration	-	53	(53)	-100%
General and administrative	4,451	2,817	1,634	58%
Total operating expenses	33,049	29,672	3,377	11%
Interest	2,646	2,303	343	15%
Interest rate derivative fair value loss - realized	445	974	(529)	-54%
Interest rate derivative fair value (gain) loss - unrealized	(523)	29	(552)	-1903%
Gain on acquisition of oil and natural gas properties	(815)	-	(815)	-
Other	(70)	(9)	(61)	678%
Income tax provision (benefit)	220	(147)	367	-250%
Total expenses	$34,952	$32,822	$2,130	6%

Expenses (per BOE):
Production:
Lease operating	$12.63	$11.67	$0.96	8%
Production and other taxes	6.83	5.99	0.84	14%
Total production expenses	19.46	17.66	1.80	10%
Other:
Depletion, depreciation, and amortization	15.11	16.10	(0.99)	-6%
Exploration	-	0.07	(0.07)	-100%
General and administrative	5.38	3.55	1.83	52%
Total operating expenses	39.95	37.38	2.57	7%
Interest	3.20	2.90	0.30	10%
Interest rate derivative fair value loss - realized	0.54	1.23	(0.69)	-56%
Interest rate derivative fair value (gain) loss - unrealized	(0.63)	0.04	(0.67)	-1675%
Gain on acquisition of oil and natural gas properties	(0.99)	-	(0.99)	-
Other	(0.08)	(0.01)	(0.07)	700%
Income tax provision (benefit)	0.27	(0.19)	0.46	-242%
Total expenses	$42.26	$41.35	$0.91	2%

Production expenses.  Production expenses attributable to LOE increased from $9.3 million in the third quarter of 2010 to $10.5 million in the third quarter of 2011 primarily due to costs associated with the acquisitions of oil and natural gas properties in the Permian Basin, Wyoming and the Texas and Louisiana Gulf Coast as well as workover and maintenance work on properties located in West Texas.

Production expenses attributable to production and other taxes increased from $4.8 million in the third quarter of 2010 to $5.6 million in the third quarter of 2011 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes slightly decreased from 11.1 percent in the third quarter of 2010 to 11.0 percent in the third quarter of 2011.

Depletion, depreciation, and amortization (“DD&A”) expense.  DD&A expense decreased $0.3 million from $12.8 million in the third quarter of 2010 to $12.5 million in the third quarter of 2011 primarily due to higher proved reserves in the third quarter of 2011 as compared to the same period in 2010, resulting from the acquisitions of oil and natural gas properties in the Permian Basin, Wyoming and the Texas and Louisiana Gulf Coast.

General and administrative (“G&A”) expense. G&A expense increased $1.6 million to $4.5 million in the third quarter of 2011 as compared to $2.8 million in the third quarter of 2010.  Higher corporate costs related to the merger and higher rent, compensation related expenses and insurance expenses in the third quarter of 2011 were offset by lower professional fees when compared to the third quarter of 2010. Professional fees incurred in the third quarter 2010 included acquisition and divestiture costs related to the acquisition of properties from Encore Operating.

Interest expense.  Interest expense increased from $2.3 million in the third quarter of 2010 to $2.6 million in the third quarter of 2011 primarily due to higher weighted average outstanding borrowings under our Credit Agreement.

Interest rate derivative fair value gain (loss).  Please read Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Nine months ended September 30,		Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands):
Oil	$122,869	$105,732	$17,137	16%
Natural gas	20,872	21,407	(535)	-2%
Natural gas liquids	8,978	9,001	(23)	0%
Total oil, natural gas and natural gas liquids revenues	152,719	136,140	16,579	12%
Marketing	207	207	-	0%
Commodity derivatve fair value gain (loss) - realized	(7,616)	1,959	(9,575)	-489%
Commodity derivatve fair value gain (loss) - unrealized	58,318	12,521	45,797	366%
Total revenues	$203,628	$150,827	$52,801	35%

Average realized prices:
Oil ($/Bbl)	$82.11	$69.63	$12.48	18%
Natural gas ($/Mcf)	$4.75	$4.84	$(0.09)	-2%
Natural gas liquids ($/Bbl)	$65.67	$57.68	$7.99	14%
Combined ($/BOE)	$64.56	$56.45	$8.11	14%

Total production volumes:
Oil (MBbls)	1,496	1,519	(23)	-2%
Natural gas (MMcf)	4,394	4,421	(27)	-1%
Natural gas liquids (MBbls)	137	156	(19)	-12%
Combined (MBOE)	2,365	2,411	(46)	-2%

Average daily production volumes:
Oil (Bbls/D)	5,481	5,563	(82)	-1%
Natural gas (Mcf/D)	16,094	16,196	(102)	-1%
Natural gas liquids (Bbls/D)	501	571	(70)	-12%
Combined (BOE/D)	8,665	8,833	(168)	-2%

Average NYMEX prices:
Oil (per Bbl)	$95.31	$77.60	$17.71	23%
Natural gas (per Mcf)	$4.19	$4.54	$(0.35)	-8%

The following table shows the relationship between our oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Nine months ended September 30,
	2011	2010
Average realized oil price ($/Bbl)	$82.11	$69.63
Average NYMEX ($/Bbl)	$95.31	$77.60
Differential to NYMEX	$(13.20)	$(7.97)
Average realized oil price to NYMEX percentage	86%	90%

Average realized natural gas price ($/Mcf)	$4.75	$4.84
Average NYMEX ($/Mcf)	$4.19	$4.54
Differential to NYMEX	$0.56	$0.30
Average realized natural gas price to NYMEX percentage	113%	107%

Our average realized oil price as a percentage of the average NYMEX price was 86 percent in the first nine months of 2011 as compared to 90 percent in the nine months of 2010.  Our average realized natural gas price as a percentage of the average NYMEX price was 113 percent in the first nine months of 2011 as compared to 107 percent in the first nine months of 2010.  Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas as production.

Oil revenues increased 16 percent from $105.7 million in the first nine months of 2010 to $122.9 million in the first nine months of 2011 as a result of a $12.48 per Bbl increase in our average realized oil price partially offset by a 23 MBbls decrease in our oil production volumes.  Our higher average realized oil price increased oil revenues by approximately $19.0 million and was primarily due to a higher average NYMEX price, which increased from $77.60 per Bbl in the first nine months of 2010 to $95.31 per Bbl in the first nine months of 2011.  However, we did not reap the entire benefit of the 23 percent increase in the NYMEX oil price due to significant widening of the basis differential received on our oil. Our negative differential to NYMEX oil pricing increased from $7.97 in first nine months of 2010 to $13.20 in the first nine months of 2011 primarily as a result of the closure of Exxon's pipelines in Wyoming due to leaks which affected production from our Elk Basin field where we had to settle for a lower price per barrel of oil produced during the closure.  Our lower oil production volumes decreased oil revenues by approximately $1.9 million and were primarily due to some weather related production outages in the Big Horn Basin and Williston areas during the first half of 2011.

Natural gas revenues decreased 2 percent from $21.4 million in the first nine months of 2010 to $20.9 million in the first nine months of 2011 as a result of a $0.09 per Mcf decrease in our average realized natural gas price and a 27 MMcf decrease in our natural gas production volumes.  Our lower average realized natural gas price decreased natural gas revenues by approximately $0.4 million and was primarily due to a lower average NYMEX price, which decreased from $4.54 per Mcf in the first nine months of 2010 to $4.19 per Mcf in the first nine months of 2011.  Our lower natural gas production volumes were primarily due to natural production declines in our Permian Basin area and some weather related production outages in the Big Horn Basin during the first half of 2011.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expenses.  The following table summarizes our expenses for the periods indicated:

	Nine months ended September 30,		Increase / (Decrease)
	2011	2010	$	%
Expenses (in thousands):
Production:
Lease operating	$29,198	$30,907	$(1,709)	-6%
Production and other taxes	15,672	14,951	721	5%
Total production expenses	44,870	45,858	(988)	-2%
Other:
Depletion, depreciation, and amortization	35,568	38,472	(2,904)	-8%
Exploration	-	129	(129)	-100%
General and administrative	12,710	10,088	2,622	26%
Total operating expenses	93,148	94,547	(1,399)	-1%
Interest	7,030	6,987	43	1%
Interest rate derivative fair value loss - realized	1,858	2,925	(1,067)	-36%
Interest rate derivative fair value (gain) loss - unrealized	(1,146)	133	(1,279)	-962%
Gain on acquisition of oil and natural gas properties	(815)	-	(815)	-
Other	(79)	(47)	(32)	68%
Income tax provision (benefit)	415	(36)	451	-1253%
Total expenses	$100,411	$104,509	$(4,098)	-4%

Expenses (per BOE):
Production:
Lease operating	$12.34	$12.82	$(0.48)	-4%
Production and other taxes	6.63	6.20	0.43	7%
Total production expenses	18.97	19.02	(0.05)	0%
Other:
Depletion, depreciation, and amortization	15.04	15.95	(0.91)	-6%
Exploration	-	0.05	(0.05)	-100%
General and administrative	5.37	4.18	1.19	28%
Total operating expenses	39.38	39.20	0.18	0%
Interest	2.97	2.90	0.07	2%
Interest rate derivative fair value loss - realized	0.79	1.21	(0.42)	-35%
Interest rate derivative fair value gain (loss) - unrealized	(0.48)	0.06	(0.54)	-900%
Gain on acquisition of oil and natural gas properties	(0.34)	-	(0.34)	-
Other	(0.03)	(0.02)	(0.01)	50%
Income tax provision (benefit)	0.18	(0.01)	0.19	-1900%
Total expenses	$42.47	$43.34	$(0.87)	-2%

Production expenses.  Production expenses attributable to LOE decreased $1.7 million from $30.9 million in the first nine months of 2010 to $29.2 million in the first nine months of 2011 primarily due to lower than anticipated costs for work in progress at year end, resulting in a $1.6 million offset to current year activity.  Current year LOE excluding this offset was $30.8 million, which was consistent with management’s expectations.  This amount was still lower than the prior year period due to workover costs in the Big Horn Basin in the first quarter of 2010 as well as bonus and non-cash stock compensation costs associated with the field employees in the first quarter of 2010 that were not incurred for the same period in 2011.

Production expense attributable to production and other taxes increased from $15.0 million in the first nine months of 2010 to $15.7 million in the first nine months of 2011 primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes decreased from 11.0 percent in the first nine months of 2010 to 10.3 percent in the first nine months of 2011.

Depletion, depreciation, and amortization (“DD&A”) expense.  DD&A expense decreased $2.9 million from $38.5 million in the first nine months of 2010 to $35.6 million in the first nine months of 2011 primarily due to higher proved reserves in the third quarter of 2011 as compared to the same period in 2010, resulting from the acquisitions of oil and natural gas properties in the Permian Basin, Wyoming and the Texas and Louisiana Gulf Coast.

General and administrative (“G&A”) expense. G&A expense increased $2.6 million from $10.1 million in the first nine months of 2010 to $12.7 million in the first nine months of 2011.  Higher corporate costs related to the proposed merger with Vanguard and higher rent, compensation related expenses and insurance expenses in the first nine months of 2011 were offset by lower professional fees and non-cash compensation related expenses when compared to the first nine months of 2010. A $1.0 million non-refundable retainer fee was paid to an investment bank in the first nine months of 2010 related to the acquisition of properties from Encore Operating and the acceleration of phantom unit vesting in conjunction with the merger of EAC with and into Denbury resulted in the recognition of unit-based compensation expense of approximately $0.7 million of during the nine months ended September 30, 2010.

Interest expense.  Interest expense remained constant at $7.0 million during the first nine months of 2011 and 2010 as higher  weighted average outstanding borrowings under our Credit Agreement were offset by lower weighted average interest rates during the first nine months of 2011 as compared to the same period in 2010.

Interest rate derivative fair value gain (loss).  Please read Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our derivative contracts.

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

As a general guideline, we plan to distribute to unitholders 50 percent of the excess distributable cash flow above: (1) maintenance capital requirements; (2) an implied minimum quarterly distribution of $0.4325 per unit, or $1.73 per unit annually; and (3) a minimum coverage ratio of 1.10.  The board of directors of the General Partner may decide to make a fixed quarterly distribution over a specified period pursuant to the preceding formula in order to reduce some of the variability in quarterly distributions over the specified period.  Accordingly, we may make a distribution during a quarter even if we have not generated sufficient cash flow to cover such distribution by borrowing under our Credit Agreement, and we may reserve some of our cash during a quarter for distributions in future quarters even if the preceding formula would result in the distribution of a higher amount for such quarter.  Our partnership agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters.  The board of directors of the General Partner also may change our distribution philosophy based on prevailing business conditions.  There can be no assurance that we will be able to distribute $0.4325 per unit on a quarterly basis or achieve a minimum coverage ratio of 1.10.

The following table illustrates information regarding our distributions of available cash for the periods indicated:

		Cash Distribution
	Date	Declared per			Total
	Declared	Common Unit	Date Paid		Distribution
2011					(in thousands)
Quarter ended September 30	10/27/2011	$0.4700	11/14/2011	(a)	$21,615	(a)
Quarter ended June 30	7/26/2011	$0.4700	8/12/2011		$21,617
Quarter ended March 31	4/28/2011	$0.4900	5/13/2011		$22,537

2010
Quarter ended December 31	1/27/2011	$0.5000	2/14/2011		$22,992
Quarter ended September 30	10/28/2010	$0.5000	11/12/2010		$22,923
Quarter ended June 30	7/29/2010	$0.5000	8/13/2010		$22,923
Quarter ended March 31	4/30/2010	$0.5000	5/14/2010		$22,923

(a)	Represents the date the distribution is expected to be paid and the total amount of the distribution that is expected to be paid.

Development, exploitation, and exploration of oil and natural gas properties.  The following table summarizes our costs incurred related to development, exploitation, and exploration activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Development and exploitation	$7,139	$1,996	$9,852	$4,236
Exploration	-	105	-	171
Total	$7,139	$2,101	$9,852	$4,407

Our development and exploitation expenditures primarily relate to drilling development and infill wells, workovers of existing wells, and field related facilities.  Under Vanguard, our development capital has increased during 2011 in an attempt to reduce the impact of declines in our production as seen in 2010.  Our capital budget for the remainder of 2011 is expected to be between $3.5 million and $4.3 million, dependent on our maintenance capital requirements and excluding proved property acquisitions.  This expected increase in capital expenditures will reduce the amount of cash available for distribution in the near-term and may require a further reduction of the quarterly cash distribution to unitholders in the near-term.

Funding of working capital.  Through the next twelve months, we expect our operating cash flows will be sufficient to fund our working capital and capital expenditures.  We anticipate cash reserves to be close to zero because we intend to distribute available cash to unitholders and reduce outstanding borrowings and related interest expense under our Credit Agreement.  However, through March 7, 2012, we have availability under our Credit Agreement to fund our obligations as they become due.  Our production volumes, commodity prices, differentials for oil and natural gas and interest rates will be the largest variables affecting our working capital.

Off-balance sheet arrangements.  We have no investments in unconsolidated entities or persons that could materially affect our liquidity or availability of capital resources.  We have no off-balance sheet arrangements that are material to our financial position or results of operations.

Contractual obligations.  We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, the Credit Agreement, derivative contracts, operating leases, and development commitments.  Neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our 2010 Annual Report.  Our derivative contracts, which are recorded at fair value in our balance sheets, are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”

Please read “Capital Commitments, Capital Resources, and Liquidity – Capital commitments – Contractual obligations” included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report for additional information regarding our commitments and obligations.

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

The administrative fee was $2.02 per BOE of our production for such services from April 1, 2009 to March 31, 2010 and $2.06 per BOE from April 1, 2010 through March 31, 2011.  Effective April 1, 2011 the administrative fee decreased to $2.05 per BOE of our production as a result of the COPAS Wage Index Adjustment.  We also reimbursed Encore Operating for actual third-party expenses incurred on our behalf.  In addition, Encore Operating was entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.  Pursuant to the Vanguard Acquisition, VNG received the same fees and reimbursements for services performed during the first nine months of 2011 as previously received by Encore Operating.

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

Capital resources

Cash flows from operating activities.  Cash provided by operating activities decreased $12.5 million from $98.4 million during the first nine months of 2010 to $85.9 million during the first nine months of 2011, primarily due to decreased settlements received on our commodity derivative contracts of $8.8 million as a result of higher commodity prices during 2011 and a decrease in the level of cash provided by accounts receivable, primarily from the timing effect of cash collections, partially offset by an increase in our production margin.

Cash flows from investing activities.  Cash used in investing activities increased $137.3 million from $4.2 million during the first nine months of 2010 to $141.5 million during the first nine months of 2011. The increase was primarily due to $130.9 million in amounts paid for the acquisitions of oil and natural gas properties in the Permian Basin, Wyoming and the Texas and Louisiana Gulf Coast during the first nine months of 2011 and an increase of $6.0 million in amounts paid for the development of oil and natural gas properties during the first nine months of 2011 as compared to the same period in 2010.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on our Credit Agreement, distributions to unitholders, and issuances of our common units.  We periodically draw on our Credit Agreement to fund acquisitions and other capital commitments.

During the first nine months of 2011, net cash of $54.9 million was provided by financing activities, including $122.0 million in net borrowings under our Credit Agreement, offset by $67.1 million in distributions to unitholders.  Proceeds from borrowings increased the outstanding borrowings under our Credit Agreement from $234.0 million at December 31, 2010 to $356.0 million at September 30, 2011 and were used to fund the acquisitions of oil and natural gas properties in the Permian Basin, Wyoming and the Texas and Louisiana Gulf Coast.

During the first nine months of 2010, we used net cash of $85.7 million in financing activities, including $70.5 million in distributions to unitholders and net repayments of $15.0 million under our Credit Agreement. Net repayments decreased the outstanding borrowings in the Credit Agreement from $255.0 million at December 31, 2009 to $240.0 million at September 30, 2010.

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

Our capital budget for the remainder of 2011 is expected to be between $3.5 million and $4.3 million, dependent on our maintenance capital requirements and excluding proved property acquisitions.  The level of these and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing normal expenditures using internally generated cash flow and availability under our Credit Agreement.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil and natural gas prices.  During the first nine months of 2011, our average realized oil prices increased by 18 percent and our natural gas prices decreased by 2 percent, as compared to our average realized prices for each in the first nine months of 2010.  Realized oil and natural gas prices fluctuate widely in response to changing market forces.  If oil and natural gas prices decline or we experience a significant widening of our differentials, then our earnings, cash flows from operations, borrowing base under our Credit Agreement, and ability to pay distributions may be adversely impacted.  Prolonged periods of lower oil and natural gas prices or sustained wider differentials could cause us to not be in compliance with financial covenants under our Credit Agreement and thereby affect our liquidity.  However, we have protected approximately 60 percent of our forecasted oil and natural gas production through 2014 against declining commodity prices to certain levels using commodity derivative contracts.  On the other hand, if there is an increase in commodity prices above the ceiling prices in our commodity derivative contracts, those contracts would prevent us from realizing the benefits of those price increases.  Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Sensitivity” and Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our commodity derivative contracts.

Credit Agreement. We entered into a five-year credit agreement dated March 7, 2007 (as amended, the “Credit Agreement”). The syndicate of lenders underwriting our Credit Agreement includes 15 banking and other financial institutions.  None of the lenders are underwriting more than eight percent of the total commitment.  We believe the number of lenders and the small percentage participation of each, provides adequate diversity and flexibility should further consolidation occur within the financial services industry.

Certain of the lenders underwriting our Credit Agreement are also counterparties to our derivative contracts.  Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion.

The Credit Agreement matures on March 7, 2012; therefore, all outstanding borrowings under the Credit Agreement are reflected as a current liability at September 30, 2011.  In July 2011, Vanguard began the syndication of a new credit facility that would retire all of the outstanding debt of ENP upon the consummation of the proposed merger with Vanguard.  On September 30, 2011, Vanguard entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which amends and restates its existing facility. The execution of the Amended Credit Agreement will only be effective upon the satisfaction of certain conditions including, but not limited to, the successful consummation of the previously announced merger between Vanguard and ENP.  The Amended Credit Agreement provides for an initial borrowing base of $765 million and a maturity of October 31, 2016.   Under the terms of the Amended Credit Agreement, Vanguard has agreed that a portion of the proceeds of the credit facility created by this Amended Credit Agreement be used to repay amounts outstanding under ENP’s Credit Agreement.  In the event that the merger is not consummated, we will continue to evaluate our options which, based on discussions with lenders, include extending the term of the Credit Agreement or refinancing under a new revolving credit facility.

  In December 2010, we amended the Credit Agreement to, among other things, amend the definition of “Change of Control” to eliminate references to the “Selling Parties” and include change of control covenants that require the acceleration of payments upon (1) the failure of Vanguard to continue to control the General Partner, (2) the acquisition by any person or group, directly or indirectly, of equity interests representing more than 35% of the total voting power in Vanguard, or (3) the occupation of a majority of the seats on the board of directors of Vanguard by persons who were neither (x) nominated by the board of directors of Vanguard nor (y) appointed by directors so nominated.  This amendment also modifies the covenant governing transactions with affiliates to eliminate all references to the “Selling Parties” and instead reference transactions with Vanguard, VNG, and their subsidiaries.

The Credit Agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for our account or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $475.0 million.  Availability under the Credit Agreement was subject to a borrowing base of $400.0 million, which is redetermined semi-annually and upon requested special redeterminations.  As of September 30, 2011, there were $356.0 million of outstanding borrowings and $44.0 million of borrowing capacity under the Credit Agreement.  On November 7, 2011, there were $346.0 million of outstanding borrowings and $54.0 million of borrowing capacity under the Credit Agreement.

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

Ratio of Outstanding Borrowings to Borrowing Base	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than .50 to 1	2.250%	1.250%
Greater than or equal to .50 to 1 but less than .75 to 1	2.500%	1.500%
Greater than or equal to .75 to 1 but less than .90 to 1	2.750%	1.750%
Greater than or equal to .90 to 1	3.000%	2.000%

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

  The Credit Agreement contains customary events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. As of September 30, 2011, we were in compliance with all covenants under the Credit Agreement.

Capitalization.  At September 30, 2011, we had total assets of $790.1 million and total capitalization of $742.6 million, of which 52 percent was represented by partners’ equity and 48 percent by our Credit Agreement.  At December 31, 2010, we had total assets of $641.3 million and total capitalization of $583.0 million, of which 60 percent was represented by partners’ equity and 40 percent by our Credit Agreement.  The percentages of our capitalization represented by partners’ equity and our Credit Agreement could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Non-GAAP Financial Measure

Adjusted EBITDAX

We define Adjusted EBITDAX as net income (loss) plus:

•	Net interest expense, including write-off of deferred financing fees and realized gains and losses on interest rate derivative contracts;

•	Depletion, depreciation and amortization (including accretion of asset retirement obligations);

•	Exploration expense;

•	Amortization of premiums paid on derivative contracts;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Net gain on acquisition of oil and natural gas properties;

•	Income taxes;

•	Unit-based compensation expense;

•	Material transaction costs incurred on acquisitions and mergers; and

•	Non-cash debt related expense.

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

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, Adjusted EBITDAX increased 13 percent from $29.8 million to $33.6 million.  For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, Adjusted EBITDAX increased seven percent from $91.7 million to $98.2 million.  The following table presents a reconciliation of consolidated net income (loss) to Adjusted EBITDAX (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$96,449	$2,441	$103,217	$46,318
Plus:
Net interest expense, including realized losses on interest rate derivative contracts	3,092	3,268	8,887	9,865
Depletion, depreciation and amortization	12,500	12,782	35,568	38,472
Exploration expense	-	53	-	129
Amortization of premiums paid on derivative contracts	4,210	2,474	8,163	7,342
Unrealized (gains) losses on commodity and interest rate derivative contracts	(83,437)	8,951	(59,464)	(12,388)
Net gain on acquisition of oil and natural gas properties	(815)	-	(815)	-
Income taxes	220	(147)	415	(36)
Unit-based compensation expense	222	2	667	1,043
Material transaction costs incurred on acquisitions and mergers	1,182	-	1,589	-
Non-cash debt related expense	-	-	-	938
Adjusted EBITDAX	$33,623	$29,824	$98,227	$91,683

Critical Accounting Policies and Estimates

Please read “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our 2010 Annual Report, for information regarding our critical accounting policies and estimates.

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

The information included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Annual Report is incorporated herein by reference.  Such information includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk.

Commodity Price Sensitivity

Our commodity derivative contracts are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”  As of September 30, 2011, the fair market value of our commodity derivative contracts was a net asset of approximately $30.7 million, of which $14.8 million settles during the next twelve months.

Interest Rate Sensitivity

Our Credit Agreement is discussed in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”  At September 30, 2011, we had outstanding borrowings under our Credit Agreement of $356.0 million, $75.0 million of which has a fixed interest rate pursuant to an interest rate swap through March 2016, and the remainder is subject to floating market rates of interest that are linked to the Eurodollar rate.  At this level of floating rate debt, if the Eurodollar rate increased by 10 percent, we would incur an additional $0.06 million of interest expense per year, and if the Eurodollar rate decreased by 10 percent, we would incur $0.06 million less of interest expense per year.

Our interest rate swaps are discussed in Note 5 of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements.”  As of September 30, 2011, the fair market value of our interest rate swaps was a net liability of approximately $0.3 million.

Counterparty Risk

At September 30, 2011, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses (in thousands):

	Bank of America	Credit Agricole S.A.	BNP Paribas	The Bank of Nova Scotia	Wells Fargo Bank, N.A.	RBC Bank	Natixis S. A.
	(A+)	(A+)	(AA)	(AA-)	(AA)	(BBB)	(A+)	Total
Current asset	$-	$6,280	$3,502	$503	$368	$3,148	$1,012	$14,813
Long-term asset	-	3,693	3,214	1,998	2,780	4,199	-	15,884
Current liability	(66)	-	-	-	-	-	-	(66)
Long-term liability	(230)	-	-	-	-	-	(11)	(241)
Total amount owed to counterparty	$(296)	$9,973	$6,716	$2,501	$3,148	$7,347	$1,001	$30,390

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the General Partner, in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On December 31, 2010, Vanguard completed the acquisition of all of the member interest in the General Partner and 20,924,055 common units representing limited partnership interests in us, representing a 46.6% aggregate equity interest in us at September 30, 2011. Pursuant to the Vanguard Acquisition, the functions of the ENP accounting department were transitioned to Houston and integrated with VNG’s, and our books and records were converted to a new accounting software. As a result, our management is continuing to implement new processes and modify existing processes.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to ongoing legal proceedings in the ordinary course of business.  The General Partner’s management does not believe the result of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, liquidity, or ability to pay distributions.

Additionally, the following pending litigation is outstanding related to the proposed merger with Vanguard.  On March 29, 2011, John O’Neal, a purported unitholder of ENP, filed a putative class action petition in the 125th Judicial District of Harris County, Texas on behalf of unitholders of ENP.  Similar petitions were filed on April 4, 2011 by Jerry P. Morgan and on April 5, 2011 by Herbert F. Rower in other Harris County district courts.  The O’Neal, Morgan, and Rower lawsuits were consolidated on June 5, 2011 as John O’Neal v. Encore Energy Partners, L.P., et al., Case Number 2011-19340, which is pending in the 125th Judicial District Court of Harris County.  On July 28, 2011, Michael Gilas filed a class action petition in intervention.  On July 26, 2011, the current plaintiffs in the consolidated O’Neal action filed an amended putative class action petition against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard.  That putative class action petition and Gilas’s petition in intervention both allege that the named defendants are (i) violating duties owed to ENP’s public unitholders by, among other things, failing to properly value Encore and failing to protect against conflicts of interest or (ii) are aiding and abetting such breaches.  Plaintiffs seek an injunction prohibiting the merger from going forward and compensatory damages if the merger is consummated.  On October 3, 2011, the Court appointed Bull & Lifshitz, counsel for plaintiff-intervenor Gilas, as interim lead counsel on behalf of the putative class.  On October 21, 2011, the court signed an order staying this lawsuit pending resolution of the Delaware State Court Action (defined below), subject to plaintiffs’ right to seek to lift the stay for good cause.  The defendants named in the Texas lawsuits intend to defend vigorously against them.

On April 5, 2011, Stephen Bushansky, a purported unitholder of ENP, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP.  Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011.  The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP (the “Delaware State Court Action”).  On August 12, 2011, those plaintiffs jointly filed an amended consolidated class action complaint naming as defendants Encore, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard.  That putative class action complaint alleges, among other things, that defendants breached the partnership agreement by proposing a transaction that is not fair and reasonable and that the preliminary joint proxy statement/prospectus omitted material information. Plaintiffs seek an injunction prohibiting the proposed merger from going forward and compensatory damages if the proposed merger is consummated.  In response, Vanguard has filed a motion to dismiss and it intends to defend vigorously against this lawsuit.

On August 28, 2011, Herman Goldstein, a purported unitholder of ENP, filed a putative class action complaint against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard in the United States District Court for the Southern District of Texas on behalf of the unitholders of ENP.  That lawsuit is captioned Goldstein v. Encore Energy Partners LP. et al., United States District Court for the Southern District of Texas, 4:11-cv-03198.  Goldstein alleges that the named defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by disseminating a false and materially misleading proxy statement in connection with the merger.  Plaintiff seeks an injunction prohibiting the proposed merger from going forward.  The defendants named in this lawsuit intend to defend vigorously against it.

On September 6, 2011, Donald A. Hysong, a purported unitholder of ENP, filed a putative class action complaint against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard on behalf of the unitholders of ENP in the United States District Court for the District of Delaware that is captioned Hysong v. Encore Energy Partners LP. et al., 1:11-cv-00781-SD.  Hysong alleges that the named defendants violated either Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder or Section 20(a) of the Securities Exchange Act of 1934 by disseminating a false and materially misleading proxy statement in connection with the merger.  Plaintiff seeks an injunction prohibiting the proposed merger from going forward.  On September 14, 2011, in accordance with recent practice in Delaware, this case was assigned to Judge Stewart Dalzell of the Eastern District of Pennsylvania.  On September 29, 2011, Plaintiff filed a motion seeking to preliminarily enjoin the merger.  Pursuant to the Private Securities Litigation Reform Act, all discovery and proceedings have been stayed pending resolution of Defendants’ Motion to Dismiss or a showing by the plaintiff that he is entitled to have the stay lifted.  The defendants named in this lawsuit intend to defend vigorously against it.

Vanguard and ENP cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of this filing, nor can Vanguard and ENP predict the amount of time and expense that will be required to resolve these lawsuits. Vanguard, ENP and the other defendants named in these lawsuits intend to defend vigorously against these and any other actions.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” and elsewhere in our 2010 Annual Report and to Part II-Item 1A-Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, which could materially affect our business, financial condition, results of operations, or ability to pay distributions.  The risks described in our 2010 Annual Report and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011 are not the only risks we face.  Unknown risks and uncertainties or risks and uncertainties that we currently believe to be immaterial may also have a material adverse effect on our business, financial condition, results of operations, or ability to pay distributions.

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of the General Partner).
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of the General Partner).
32.1*	Section 1350 Certification (Principal Executive Officer of the General Partner).
32.2*	Section 1350 Certification (Principal Financial Officer of the General Partner).
____________
*	Filed herewith.

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:  November 8, 2011

ENCORE ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer of the General Partner).
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer of the General Partner).
32.1*	Section 1350 Certification (Principal Executive Officer of the General Partner).
32.2*	Section 1350 Certification (Principal Financial Officer of the General Partner).
____________
*           Filed herewith.